Form 10-Q
period 2013-06-30
Top To Bottom Pressure Washing, Inc.
filed 2013-08-22
CIK 1561504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to _____________

Commission File No. 000-55011

Top To Bottom Pressure Washing, Inc.
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-4939098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

6371 Business Blvd., Suite 200, Sarasota, Florida 34240
(Address of Principal Executive Offices)

(941) 726-9700
(Registrant’s Telephone Number, Including Area Code)
(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of August 21, 2013:  5,900,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Top To Bottom Pressure Washing, Inc.

BALANCE SHEETS

June 30, 2013 (unaudited) and December 31, 2012 (audited)

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	3,432	7,121
Accounts Receivable	1,454	2,150
Other Current Assets	3,738	374
Total Current Assets	8,624	9,645
Other Non-Current Assets	3,119	-
Equipment, net of Accumulated Depreciation of $16,125 and $36,196, as of June 30, 2013 and December 31, 2012	1,811	2,105
Total Assets:	13,554	11,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expense	260	346
Related party loan	18,000	10,000
Total Current Liabilities	18,260	10,346

Stockholders' Equity:
Common Stock; 1,000,000,000 authorized; $.01 per share par value; 5,900,000 shares issued outstanding, respectively	59,000	59,000
Common Stock Subscribed $.01 per share par value	4,000	-
Additional Paid in Capital	(21,517)	(21,517)
Accumulated Deficit	(46,189)	(36,079)
Total Equity (Deficit)	(4,706)	1,404
Total Liabilities and Stockholders' Equity (Deficit)	13,554	11,750

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

Top To Bottom Pressure Washing, Inc.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30,

	Six Months Ended June 30		Three Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Revenue:
Income	22,560	44,671	9,085	21,639
Direct costs	8,711	11,282	2,581	5,340
	13,849	33,389	6,504	16,299

Operating Expenses:
General and Administrative	29,265	34,403	16,972	13,754
Depreciation Expenses	294	200	147	100
Total Operating Expenses	29,559	34,603	17,119	13,854

Net (Loss) Income from Operations	(15,710)	(1,214)	(10,615)	2,445

Other Income: Gain on Trade-in vehicle	5,600	-	-	-

Net (Loss) Income	(10,110)	(1,214)	(10,615)	2,445

Basic and Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares – basic & diluted	5,900,000	5,900,000	5,900,000	5,900,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

 Top To Bottom Pressure Washing, Inc.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	Six Months Ended June 30,
	2013 (unaudited)	2012 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	(10,110)	(1,214)
Adjustments to reconcile Net Income (Loss) to net cash used by operations:
Depreciation expense	294	200
Gain on trade-in of vehicle used for prepayment of vehicle lease	(5,600)	-
Changes in operating assets and liabilities:
Prepaid and other current assets	(882)	-
Accounts Receivable	695	(850)
Accounts Payable and Accrued Expenses	(86)	-

Net Cash Flows Used by Operating Activities	(15,689)	(1,864)

Cash Flows from Financing Activities:
Proceeds from common stock subscribed	4,000	-
Related Party Loan	8,000	1,000
Total Cash from Financing Activities	12,000	1,000

Net increase (decrease) in cash and cash equivalents:	(3,689)	(864)
Cash and Cash equivalents, beginning of period	7,121	4,606
Cash and Cash equivalents – End of period	3,432	3,742

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

Top To Bottom Pressure Washing, Inc.

Notes to Financial Statements

June 30, 2013

(Unaudited)

NOTE 1.

BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization

Top To Bottom Pressure Washing, LLC was formed as a Limited Liability Company effective on May 26, 2006 under the Laws of the State of Florida.  On June 1, 2012 the Company was converted into a Florida Profit Corporation with the name of the Top To Bottom Pressure Washing, Inc. (“TTB”).  The company is a pressure washing company has engaged in the operation of a pressure washing for both residential and commercial properties.

The Company is headquartered in Sarasota, Florida.  The elected year end is December 31.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S1/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission on July 23, 2013.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2013 and 2012; (b) the financial position at June 30, 2013; and (c) cash flows for the six month periods ended June 30, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the second fiscal quarter and net loss of ($10,110) for the six months ended June 30, 2013, compared to the net loss of ($1,214) for the six months ended June 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The Company has a decreasing gross profits, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. The Company’s continuation is a going concern and is dependent upon its ability to obtain clients and investment capital from future funding opportunities to fund at the current and planned operating levels. No assurance can be given that the Company will be successful in these efforts

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Quick Link to Table of Contents

Impairment of Long-lived Assets

The Company records long-lived assets at cost.  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.

The Company recognizes a sale when the service has been completed at which time the risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable.  If we determine that the fee is not fixed or determinable, we recognize revenue to the extent of which substantial work has been performed, at which time the fee becomes due, provided that all other revenue recognition criteria have been met. Also, sales arrangements may have contained customer-specific acceptance requirements for both products and services. In such cases, revenue was deferred at the time of delivery of the product or service and was recognized upon receipt of customer acceptance.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Income Taxes

The Company has adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of June 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company has adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of

Quick Link to Table of Contents

limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Fair Value of Financial Instruments

FASB ASC “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings

(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

	For the Six Months Ended		For the Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Numerator for earnings per share - net income (loss)	$ (10,110)	$ (1,214)	$ (10,615)	$ 2,445

Denominator:
Denominator for basic earnings per share - weighted
average shares outstanding	5,900,000	5,900,000	5,900,000	5,900,000
Effect of dilutive securities:
Common stock subscribed - weighted average shares	382,320	-	400,000	-
Denominator for diluted earnings per share	6,282,320	5,900,000	6,300,000	5,900,000

Earnings (loss) per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00
Earnings (loss) per share - diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

Quick Link to Table of Contents

NOTE 3.

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.  At June 30, 2013 and December 31, 2012, there was no allowance for doubtful accounts recorded.

NOTE 4.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues: Assets are depreciated over their useful lives when placed in service.  Property and equipment at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Vehicles	$17,936	$42,066
Less accumulated depreciation	$(16,125)	$(39,961)
Property and Equipment, net	$1,811	$2,105

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $147, $294, $100, and $200 for the three and six months ended June 30, 2013 and 2012 (unaudited), respectively.

During the period ended June 30, 2013, the Company traded in a vehicle as part of a lease agreement. The vehicle trade-in resulted in a gain of $5,600. An amount totaling $5,644, which includes the trade-in allowance of $5,600, was due at the lease signing and will be amortized into lease expense over the term of the lease. A total of $743 was amortized into lease expense during the six months ended June 30, 2013.

NOTE 5.

RELATED PARTY TRANSACTIONS

The shareholders loan money to the Company as needed.   During the period ended June 30, 2013, shareholders advanced the Company $8,000 for operating expenses.  These loans are payable on demand and are non-interest bearing. They are convertible to stock at par value.

NOTE 6.

COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Leases And Facility

The Company leases office space in Sarasota, Florida on a month by month basis. The monthly rent is $300.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of June 30, 2013.

Employees

The Company does not have employment contracts with its key employees, including the officers of the Company.

Quick Link to Table of Contents

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  However there is no written commitment to this effect.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7.

STOCKHOLDERS’ EQUITY

On June 1, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to one billion (1,000,000,000) shares.

At June 30, 2013, 5,900,000 shares of common stock were issued and outstanding.

In January 2013, 400,000 shares of common stock were subscribed. As of June 30, 2013, these shares had not been issued.

The Company has no options or warrants outstanding in either year.

NOTE 8.

INCOME TAX

As of June 30, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of June 30, 2013 and December 31, 2012 is as follows:

		June 30, 2013		December 31, 2012
Deferred Tax Asset Attributable to:	$		$
Current Operations		$3,437		$1,633
Less: Valuation Allowance		$(3,437)		$(1,633)
Net Refundable Amount		$-		$-

A reconciliation of (provision) benefit for income taxes to income taxes at the statutory rate is as follows:

		June 30, 2013		December 31, 2012
Deferred Tax Assets:	$		$
Net Operating Loss Carry Forward		$15,704		$12,267
Less: Valuation allowance		$(15,704)		$(12,267)
Total Deferred Tax Asset		$-		$-

Quick Link to Table of Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Top To Bottom Pressure Washing, Inc." "we," "us," or "our" and the "Company" are references to the business of Top To Bottom Pressure Washing, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis and Results of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Top To Bottom Pressure Washing, Inc., is an operating company that provides pressure washing for both residential and commercial properties to the general public.  We currently offer our services to clients and corporations needing the services that we provide. We have an operating history and have generated revenues that have produced both net incomes and losses in the periods in which we have been fully operational.

Employees

As of June 30, 2013, there are two (2) officers and directors who oversee the operations of the corporation.

Quick Link to Table of Contents

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.

To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Impairment of Long-Lived Assets

The Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.  In accordance with ASC360, the Company has identified impairment of its long lived assets and has disclosed these impairments in note 4 of the financials.

Results of Operations

The following table provides a summary of the results of operations for the six months and three months periods ended June 30, 2013 and 2012.

Table 2.0 Summary of Results of Operations

Period Ended:	Sales less direct costs	Expenses	Net Income (Loss)
Six Months Ended June 30, 2013	$13,849	$29,559	$(15,710)
Six Months Ended June 30, 2012	$33,389	$34,603	$(1,214)
Three Months Ended June 30, 2013	$6,504	$17,119	$(10,615)
Three Months Ended June 30, 2012	$16,299	$13,854	$2,445

Results of Operations for both the Six Months and Three Months ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Table 3.0 Comparison of our Statement of Operations for the Six Months and Three Months Ended June 30, 2013 and 2012

	For the Six Months Ended June 30,
		2013	2012	%Change
Revenue:
Income less Direct Costs		$13,849	$33,389	59%
General and Administrative Expense		$29,265	$34,403	15%
Depreciation Expense		$294	$200	47%
Gain on Trade-In Vehicle		$5,600	$-	100%
Net Income (Loss)		$(10,110)	$(1,214)	(1,193%)
Income (Loss) Per Share: Basic and Diluted	$	$(0.00)	$(0.00)

	For the Three Months Ended June 30,
		2013	2012	%Change
Revenue:
Income less Direct Costs		$6,504	$16,299	60%
General and Administrative Expense		$16,972	$13,754	24%
Depreciation Expense		$147	$100	47%
Net Income (Loss)		$(10,615)	$2,445	(534%)
Income (Loss) Per Share: Basic and Diluted	$	$(0.00)	$0.00

Income from Operations. For the three and six months ended June 30, 2013, we show a net loss of $(10,615) and $(10,110), respectively, as compared to net income of $2,445 and $(1,214) of the previous year for the same periods.  We believe the slow recovery of the economy and the historically high levels of unemployment directly affect our business.  One of our largest clients has changed their method of operation to in-house operations versus sub-contracting.  Management believes we will see an increase in revenues third quarter based on the number of scheduled jobs. The company continues to have a presence on the internet which along with our direct mailers we believe will result in a strong end of year.

Operating Expenses. During the three and six months ended June 30, 2013 operating expenses were $17,119 and $29,559, respectively, compared to $13,854 and $34,603 of the previous year for the same periods.  Management is working to control the expenses of the company.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(10,110) for the six months ended June 30, 2013 compared to the loss of $(10,615) for the three months ended June 30, 2013.

Liquidity and Capital Resources

General. As of June 30, 2013 we had cash and cash equivalents of $3,432. At June 30, 2012, we had cash and cash equivalents of $3,742.

We have historically met our cash needs through a combination of cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. We expect to raise capital through stock sales and officer loans.

Our operating activities used cash of $(15,689) for the six months ended June 30, 2013 as compared to $(1,864) for the six months ended June 30, 2012.

Cash generated in our financing activities was $12,000 for the six months ended June 30, 2013, compared to $1,000 during the comparable period in 2012. This included $8,000 in loans from the majority shareholder during the six months ended June 30, 2013.

As of June 30, 2013, current liabilities exceeded current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $22,560 and a net loss of $(10,110) for the six months ended June 30, 2013 compared to the net loss of $(1,214) for the six months ended June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Quick Link to Table of Contents

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in the unemployment rate, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing.

In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in the unemployment rate, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the three months ended June 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of Top To Bottom Pressure Washing, Inc.'s common stock without registration during the last three years.

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation Filed on November 28, 2012as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on November 28, 2012as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
3.3	By-Laws Filed on November 28, 2012as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
5

Opinion Regarding Legality and Consent of Counsel by Harrison Law, P.A.

Filed on November 28, 2012as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

10.1	Escrow Agreement Amended Filed on November 28, 2012as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
14	Code of Ethics Filed on November 28, 2012as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
15.1

Letter re: unaudited interim financial information

Filed on November 28, 2012as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

23.1

Consent of Experts and Counsel: Independent Auditor's Consent by DKM, C.P.A.’s

Filed on November 28, 2012as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on November 28, 2012as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101

Financial statements from the quarterly report on Form 10-Q of Top To Bottom Pressure Washing, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP TO BOTTOM PRESSURE WASHING, INC.

Dated: August 22, 2013	/s/ MICHAEL J. DANIELS
Michael J. Daniels
Secretary/Chief Financial Officer/Treasurer/Director/Chairman of the Board

Dated: August 22, 2013	/s/DOUGLAS P. ZOLLA
Douglas P. Zolla
President