Form 10-Q
period 2013-09-30
Top To Bottom Pressure Washing, Inc.
filed 2013-11-08
CIK 1561504

Quick Link to Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to _____________

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2013:  35,900,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mining Safety Disclosures

Item 5. Other Information

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Top To Bottom Pressure Washing, Inc.

BALANCE SHEET

September 30, 2013 (unaudited) and December 31, 2012 (audited)

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	18,596	7,121
Accounts Receivable	900	2,150
Other Current Assets	3,984	374
Total Current Assets	23,480	9,645
Other Non-Current Assets	2,673	-
Equipment, net of Accumulated Depreciation of $16,271 and $36,196, as of September 30, 2013 and December 31, 2012	1,665	2,105
Total Assets:	27,818	11,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expense	168	346
Related party loan	21,600	10,000
Total Current Liabilities	21,768	10,346

Stockholders' Equity:
Common Stock; $.01 per share par value; 5,000,000 000 shares authorized; and 35,900,000 and 5,900,000 shares issued and outstanding, respectively	359,000	59,000
Additional Paid in Capital	(291,517)	(21,517)
Accumulated Deficit	(61,432)	(36,079)
Total Equity (Deficit)	6,050	1,404
Total Liabilities and Stockholders' Equity (Deficit)	27,818	11,750

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

Top To Bottom Pressure Washing, Inc.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30,

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)
Revenue:
Income	26,958	65,260	4,248	20,739
Direct costs	11,003	16,396	2,292	5,113
	15,955	48,864	1,956	15,626

Operating Expenses:
General and Administrative	46,468	41,952	16,872	7,549
Depreciation Expenses	440	300	146	100
Total Operating Expenses	46,908	42,252	17,018	7,649

Net (Loss) Income from Operations	(30,953)	6,612	(15,062)	7,977

Other Income: Gain on Trade-in vehicle	5,600	-	-	-

Net (Loss) Income	(25,353)	6,612	(15,062)	7,977

Basic and Diluted Earnings (Loss) per Share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding: Basic and Diluted	8,775,458	5,900,000	14,432,609	5,900,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

 Top To Bottom Pressure Washing, Inc.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	Nine Months Ended September 30,
	2013 (unaudited)	2012 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	(25,353)	6,612

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Depreciation expense	440	300
Gain on trade-in of vehicle used for prepayment of vehicle lease	(5,600)	-
Changes in operating assets and liabilities:
Prepaid and other current assets	(682)	(650)
Accounts Receivable	1,250	(6,929)
Accounts Payable and Accrued Expenses	(180)	259
Net Cash Flows Used by Operating Activities	(30,125)	(408)

Cash Flows from Financing Activities:
Loans from Shareholders	17,000	-
Issuance of Common Stock	24,600	-
Total Cash from Financing Activities	41,600	-

Net increase (decrease) in cash and cash equivalents:	11,475	(408)
Cash and Cash equivalents, beginning of period	7,121	4,606
Cash and Cash equivalents – End of period	18,596	4,198

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-Cash Financing Activities:
Loans from Shareholder converted into Common Stock	5,400	-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

Top To Bottom Pressure Washing, Inc.

Notes to Financial Statements

September 30, 2013

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission on July 23, 2013.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2013 and 2012; (b) the financial position at September 30, 2013; and (c) cash flows for the nine month periods ended September 30, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the third fiscal quarter and net loss of ($25,353) for the nine months ended September 30, 2013, compared to the net profit of $6,612 for the nine months ended September 30, 2012.

The Company has decreasing gross profits, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. The Company’s continuation is a going concern and is dependent upon its ability to obtain clients and investment capital from future funding opportunities to fund at the current and planned operating levels. No assurance can be given that the Company will be successful in these efforts

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash

Quick Link to Table of Contents

equivalents.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company has adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally

Quick Link to Table of Contents

extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

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

(loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Numerator for earnings per share - net income (loss)	(25,353)	6,612	(15,062)	7,976

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	8,775,458	5,900,000	14,432,609	5,900,000

Effect of dilutive securities:

Denominator for diluted earnings per share	8,755,458	5,900,000	14,432,609	5,900,000

Earnings (loss) per share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00
Earnings (loss) per share - diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

Recent Accounting Pronouncements

Quick Link to Table of Contents

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

NOTE 3.

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.  At September 30, 2013 and December 31, 2012, there was no allowance for doubtful accounts recorded.

NOTE 4.

PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues: Assets are depreciated over their useful lives when placed in service.  Property and equipment at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Vehicles	$17,936	$42,066
Less accumulated depreciation	$(16,271)	$(39,961)
Property and Equipment, net	$1,665	$2,105

Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $146, $440, $100, and $300 or the three and nine months ended September 30, 2013 and 2012 (unaudited), respectively.

During the period ended March 30, 2013, the Company traded in a vehicle as part of a lease agreement. The vehicle trade-in resulted in a gain of $5,600. An amount totaling $5,644, which includes the trade-in allowance of $5,600, was due at the lease signing and will be amortized into lease expense over the term of the lease. A total of $743 was amortized into lease expense during the nine months ended September 30, 2013.

NOTE 5.

RELATED PARTY TRANSACTIONS

The shareholders loan money to the Company as needed.   These loans are payable on demand and are non-interest bearing. They are convertible to stock at par value.

During the period ended September 30, 2013, shareholders advanced the Company $21,600 for operating expenses. The $4,000 of Common Stock previously subscribed in a prior quarter was converted back to shareholder loans as these shares are not to be issued as previously stated.

For the period ended September 30, 2013, the Company issued 6,000,000 shares of stock to an officer for $6,000.00 that was advanced to the Company; the stock was issued at .001 par value.  The Company issued 6,000,000 shares of stock to an officer for $6,000.00 that was advanced to the Company; the stock was issued at .001 par value.  The Company issued 2,500,000 shares of stock to an Officer for $2,500.00 that was advanced to the Company; the stock was issued at .001 par value.  The Company issued 15,500,000 shares of stock to an officer for $15,500.00 that was advanced to the Company; the stock was issued at .001 par value.

Quick Link to Table of Contents

NOTE 6.

COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Leases And Facility

The Company leases office space in Sarasota, Florida on a month by month basis. The monthly rent is $300.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of September 30, 2013.

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

NOTE 7.

STOCKHOLDERS’ EQUITY

On June 1, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to one billion (1,000,000,000) shares. On September 11, 2013, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

At September 30, 2013, 35,900,000 shares of common stock were issued and outstanding.

Stock issued during the nine months ended September 30, 2013:

Date Issued	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
09/13/2013	Shareholder loans converted to Equity	$15,500.00	15,500,000	$.001 Per Share
09/11/2013	Shareholder loans converted to Equity	$2,500.00	2,500,000	$.001 Per Share
09/05/2013	Shareholder loans converted to Equity	$6,000.00	6,000,000	$.001 Per Share
08/07/2013	Shareholder loans converted to Equity	$6,000.00	6,000,000	$.001 Per Share
	Totals	$30,000.00	30,000,000

The Company has no options or warrants outstanding in any year.

No preferred shares have been issued.

NOTE 8.

INCOME TAX

As of September 30, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer

Quick Link to Table of Contents

the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of September 30, 2013 and December 31, 2012 is as follows:

		September 30, 2013		December 31, 2012
Deferred Tax Asset Attributable to:	$		$
Current Operations		$8,620		$1,633
Less: Valuation Allowance		$(8,620)		$(1,633)
Net Refundable Amount		$-		$-

A reconciliation of (provision) benefit for income taxes to income taxes at the statutory rate is as follows:

		September 30, 2013		December 31, 2012
Deferred Tax Assets:	$		$
Net Operating Loss Carry Forward		$20,900		$12,267
Less: Valuation allowance		$(20,900)		$(12,267)
Total Deferred Tax Asset		$-		$-

NOTE 9.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Employees

As of September 30, 2013, there are two (3) officers and directors who oversee the operations of the corporation.

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

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for the nine months and three months periods ended September 30, 2013 and 2012.

Table 2.0 Summary of Results of Operations

Period Ended:	Sales less direct costs	Expenses	Net Income (Loss)
Nine Months Ended September 30, 2013	$15,955	$46,908	$(30,953)
Nine Months Ended September 30, 2012	$48,865	$42,253	$6,612
Three Months Ended September 30, 2013	$1,956	$17,018	$(15,062)
Three Months Ended September 30, 2012	$15,626	$7,649	$7,976

Results of Operations for both the Nine Months and Three Months ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Nine and Three Months Ended September 30, 2013 and 2012

	For the Nine Months Ended September 30,
	2013	2012	%Change
Revenue:
Income less Direct Costs	$15,955	$48,864	(67.35%)
General and Administrative Expense	$46,468	$41,952	10.76%
Depreciation Expense	$440	$300	46.67%
Gain on Trade-In Vehicle	$5,600	$-	100%
Net Income (Loss)	$(25,353)	$6,612	(483.44%)
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$0.00

	For the Three Months Ended September 30,
	2013	2012	%Change
Revenue:
Income less Direct Costs	$1,956	$15,626	(87.48%)
General and Administrative Expense	$16,872	$7,549	123.5%
Depreciation Expense	$146	$100	46%
Net Income (Loss)	$(15,062)	$7,977	(286.94%)
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$0.00

Income from Operations. For the three and nine months ended September 30, 2013, we show a net loss of $(15,062) and $(25,353), respectively, as compared to net income of $7,977 and $6,612 of the previous year for the same periods.  We believe the slow recovery of the economy and the historically high levels of unemployment have directly affected our business.  One of our largest clients has changed their method of operation to in-house operations versus sub-contracting.  We believe we will see an increase in revenue for year-end due to our increased presence on the internet with social media channels, direct mailers and local media advertising as well as our seasonal homeowners are returning to our area.

Operating Expenses. During the three and nine months ended September 30, 2013 operating expenses were $17,018 and $46,908, respectively, compared to $7,649 and $42,252 of the previous year for the same periods.  Our expenses are directly related to the accounting and auditor expenses of taking the Company public.  As a result of this, Management believes the expenses of the company will decrease in the last quarter of the year.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(23,353) for the nine months ended September 30, 2013 compared to the loss of $(15,062) for the three months ended September 30, 2013.

Liquidity and Capital Resources

General. As of September 30, 2013 we had cash and cash equivalents of $18,596. At September 30, 2012, we had cash and cash equivalents of $4,198.

We have historically met our cash needs through a combination of cash flows from operating activities. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities, capital improvements and partial repayment of debt through the next 12 months. We expect to raise capital through stock sales and officer loans, if needed.

Our operating activities used cash of $(30,125) for the nine months ended September 30, 2013 as compared to $(408) for the nine months ended September 30, 2012.

Cash generated in our financing activities was $41,600 for the nine months ended September 30, 2013, compared to $0.00 during the comparable period in 2012. This included $17,000 in loans from the majority shareholder during the nine months ended September 30, 2013.

As of September 30, 2013, current assets exceeded current liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had gross profit of $15,955 and a net loss of $(25,353) for the nine months ended September 30, 2013 compared to the gross profit of $48,865 and a net profit of $6,612 for the nine months ended September 30, 2012.  The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 1A

RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report filed on Form 10-K.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of Top To Bottom Pressure Washing, Inc.'s common stock without registration during the last three years.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

MINING SAFETY DISCLOSURES

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation Filed on November 28, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on November 28, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
3.3	By-Laws Filed on November 28, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
5

Opinion Regarding Legality and Consent of Counsel by Harrison Law, P.A.

Filed on November 28, 2012 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

10.1	Escrow Agreement Amended Filed on November 28, 2012 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
14	Code of Ethics Filed on November 28, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
15.1

Letter re: unaudited interim financial information

Filed on November 28, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

23.1

Consent of Experts and Counsel: Independent Auditor's Consent by DKM, C.P.A.’s

Filed on November 28, 2012 as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on November 28, 2012 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99.1	Resignation of Douglas P. Zolla Filed herewith
101

Financial statements from the quarterly report on Form 10-Q of Top To Bottom Pressure Washing, Inc. for the quarter ended September 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP TO BOTTOM PRESSURE WASHING, INC.

Dated: November 8, 2013	/s/ ANDY Z. FAN
Andy Z Fan
President/Chairman of the Board/Director

Dated: November 8, 2013	/s/MICHAEL J DANIELS
Michael J Daniels
Secretary/Chief Financial Officer/Treasurer/Director