Form 10-K
period 2013-12-31
Top To Bottom Pressure Washing, Inc.
filed 2014-03-31
CIK 1561504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-55011

TOP TO BOTTOM PRESSURE WASHING, INC.
(Exact name of small business issuer as specified in its charter)

Florida	35-2470359
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6371 Business Blvd, Suite 200, Sarasota, Florida 34240
(Address of principal executive offices and zip code)

(941) 926-9700
(Registrant’s telephone number including area code)

(Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  o  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  þ  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.o	Accelerated filer. o
Non-accelerated filer. o (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  þNo  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.00 computed by reference to the last sale price on June 30, 2013 as reported on the OTC Bulletin Board and the OTC Markets QB of $0.00 per.  For purposes of this response, the registrant has assumed that its Directors, executive Officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 28, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	35,900,000
Documents incorporated by reference: N/A

Quick Link to Table of Contents

Quick Link to Financial Statements

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Mine Safety Disclosures

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion and Analysis or Plan of Operation

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A—Controls and Procedures

Item 9B—Other Information

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive Compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

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

Quick Link to Table of Contents

Quick Link to Financial Statements

PART I

ITEM 1 – BUSINESS

Top To Bottom Pressure Washing, LLC was formed as a Limited Liability Company effective on May 26, 2006 under the Laws of the State of Florida.  On June 1, 2012 the Company was converted into a Florida Profit Corporation with the name of the Top To Bottom Pressure Washing, Inc., (“TTB”). As a “blank check” company, we have operated as a pressure washing business since our inception in May of 2006, and continue to do so.

On September 11, 2013, Douglas P. Zolla, resigned his position as President, accepting the position of Chief Operating Officer making room for Mr. Andy Z. Fan to accept the position as President and Chairman of the Board,.

On December 6, 2013 Michael J. Daniels submitted his resignation as Secretary, Chief Financial Officer, Treasurer and Director.  Mr. Andy Z. Fan was nominated as Secretary, Chief Financial Officer and Treasurer and he accepted said nominations effective at 12:00 p.m. on December 6, 2013.

Our Business

(1) Principal Services and Their Markets

We provide pressure washing for both residential and commercial properties to the general public.  We currently offer our services to clients and corporations needing the services we provide.

We make use of our own website www.top2bottompressurewashing.com to target the typical individual/company that may be in interested in our services in our target market area.  We began using advertising in local publications and found this approach to be ineffective when not is season..  Now, our advertising campaign consists primarily of the Internet and direct mail.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by our current Officer and Director or by others in the Company.

(2) Distribution Methods of Our Services

The primary delivery of our services is through phone contact or email to set up an onsite appointment for a quote on the job.  Dates are then scheduled with either the homeowner or property manager.  Our service crew arrives onsite according to the scheduled contract to perform the job.  Payment is received when the job is complete.

 (3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique services that would make us stand above our competition. We do believe however that the quality of our work is what has allowed our business to remain viable.

(4) Our Competition

To compete effectively in our industry, a company must understand and then respond to the specific needs of the client. Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer additional product offerings not provided by us. Many also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. Consequently, we may encounter significant competition in our efforts to achieve our growth objectives. Our competitors have methods of operation that have been proven over time to be successful.

(5) Sources and Availability of Raw Materials

We do not rely on the supply of any natural resources for our operations.

Quick Link to Table of Contents

Quick Link to Financial Statements

(6) Dependence on Limited Clients

We do not have any limitation on clients at this time.  Presently we are not soliciting business outside of the counties of Sarasota, Manatee and Charlotte in the State of Florida.  If we are able to expand our business we will expand our service area beyond these counties to cover a larger population base.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do own the domain name www.top2bottompressurewashing.com.  We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

•

These agreements will not be breached;

•

We would have adequate remedies for any breach; or

•

Our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8) Need for Government Approval of Principal Services

There are no federal or state approvals that are required for the specific services that we offer.

(9) Government Regulation

There are no federal or state regulations that require a special business license for our business however we are required to have a local business license as well as a sales tax exemption certificate.  We are not required as a company to maintain worker’s compensation insurance and pay into the Florida unemployment compensation fund since we are worker’s comp exempt.  When our new officers and directors begin to receive a salary we will then have to apply for Workers Compensation insurance and pay into the Florida unemployment compensation fund.

As a Florida corporation we must file an annual report with the Department of State in Florida.

(10) Research and Development during Our Last Two Fiscal Years

There has been no research and development during the last two fiscal years.

(11) Cost and Effects of Compliance with Environmental Laws

As a business we are not subject to federal, state or local environmental laws.  While we use certain non-lethal chemicals there are no requirements under local, State or Federal laws to comply with any Environmental Rules or Regulations.

(12) Our Employees

As of December 31, 2013 there was one (1) full-time employee, Mr. Douglas P. Zolla who handles all the customer service for the Company which includes screening the calls, all scheduling and executes the work at the jobsite.

Our Officer and Director, Mr. Andy Z. Fan is responsible for all other aspects of the business activities.

Quick Link to Table of Contents

Quick Link to Financial Statements

Reports to Security Holders

As a fully reporting company, we are required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC's web site at www.sec.gov, and at our corporate website, www.top2bottompressurewashing.com.

We are not required by the Florida Revised Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements.

ITEM 1A - RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred both profits and losses from inception while realizing our revenues and we may never generate substantially more revenues or be profitable in the future

Risks Relating to Our Business

We have voluntarily chosen to register as a blank check company and the impact of the costs associated with this status may cause you to lose all or part of your investment.

Blank check companies have a greater burden for disclosure and reporting under the 1933 Securities Act, as amended and the 1934 Securities and Exchange At, as amended.  The costs of this additional reporting and the impact it may have on potential companies for a business combination may cause a purchaser of share in our company to lose part or all of their investment.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Economic events have adversely impacted our business and results of operations and may continue to do so.

Many parts of the world including the United States are currently in a recession and we believe that these weak general economic conditions will continue through the end of 2014 and most likely beyond. The ongoing impacts of the housing crisis, high unemployment and the rising prices of replacement equipment may further exacerbate current economic conditions that impact our business. As the economy struggles, our clients may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the amount they spend thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior on a more permanent basis.

Quick Link to Table of Contents

Quick Link to Financial Statements

The changing discretionary spending patterns and general U.S. economic conditions could reduce our client traffic which would have an adverse effect on our revenues.

Purchases of our services are discretionary for our clients and, therefore, we are susceptible to economic slowdowns. In particular, our services cater primarily to clients that have discretionary disposable income. We believe that the vast majority of our revenues are derived from middle class families that must budget more closely than those with more disposable income. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in disposable income. We also believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail.

The future performance of the U.S. economy and global economies are uncertain and are directly affected by numerous global and national factors, in addition to other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, international, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

Many of the services we offer, and the markets in which we operate are cyclical and competitive. The depressed state of the housing, construction, and home improvement markets could continue to adversely affect demand and pricing for our services.

Historically, demand for the services we offer has been closely correlated with residential construction of new homes and, to a lesser extent, home maintenance. New residential construction activity remained substantially below average historical levels in 2012 and so did demand for the services we offer. There is significant uncertainty regarding the timing and extent of any recovery in such construction activity and resulting service demand levels as we move into 2013. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.  We believe the demand for our services are directly related to the construction and home maintenance/repair industries.

Our growth depends on our ability to expand and operate profitably.

A substantial majority of our historical growth has been due to a thriving economy. When comparing fiscal 2013 to fiscal 2012, revenues were down due to the continued recession.  Our ability to expand is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

•

find clients with disposable income;

•

competition;

•

consumer trends;

•

general international, national, regional and local economic conditions.

•

our ability to execute our business strategy effectively;

•

develop additional sources of marketing that are within our budgetary constraints;

•

raise, borrow or have available an adequate amount of money for expansion costs;

•

to successfully promote our services and compete in the market in which we are located.

We may not be able to attract enough clients because potential clients may be unfamiliar with our company or our services might not appeal to them. As a result, the operating results generated with additional crews and equipment may not equal the operating results generated with our existing truck. In the event we choose to expand the service fleet we may even operate at a loss, which could have a significant adverse effect on our overall operating results.

Our existing senior personnel, management systems, financial controls, information systems and other systems and procedures may be inadequate to support any expansion, which could require us to incur substantial expenditures that could adversely affect our operating results.

Our company may not be able to compete successfully with other companies offering the same or equivalent services and, as a result, we may not achieve our projected revenue and profitability targets.

If our company is unable to compete successfully with other businesses in our existing market, we may not achieve our projected or historical revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, location, and whether our services are strictly offered at the client’s location or commercial property. We compete with national chains and independently owned pressure washing businesses for clients, qualified management and other staff. Compared to our business, our

Quick Link to Table of Contents

Quick Link to Financial Statements

competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the market where our business is located or may be located should we choose to expand.

Our success depends in part upon the continued growth of the popularity of pressure washing.

Shifts in consumer preferences away from these types of services could materially adversely affect our operating results. The pressure washing services are characterized by the continual introduction of new start-up companies and are subject to rapidly changing consumer preferences, restrictions in gated communities and purchasing habits. Our success depends in part on our ability to anticipate and respond to changing consumer preferences, as well as other factors affecting our industry, including new market entrants and demographic changes.

Continued expansion by our competitors could prevent us from realizing anticipated benefits from growth in our existing fleet service revenue.

Our competitors have opened many businesses in recent years and a key element of our strategy is to expand our sales in our existing market. If we overestimate demand for our services or underestimate the popularity of our competitors, we may be unable to realize anticipated revenues from expansion in our current market. Similarly, if one or more of our competitors expand their fleet services in our existing or anticipated markets, revenues from our fleet services may be lower than we expect. Any unanticipated slowdown in demand due to industry growth or other factors could reduce our revenue and results of operations, which could cause our revenue to decline substantially.

Material weaknesses in the financial reporting may cause us to restate our financial statements in the event such weaknesses are determined to not be acceptable to financial reporting requirements.

We have the responsibility to review the internal controls over financial accounting.  During this review material we may discover material weaknesses that could cause us to have to restate our financial statements.  This could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the profits of past operations.

Taxing authorities may select to audit our federal, state and/or local tax returns from time to time, which may result in tax assessments and penalties that could have an adverse effect on our results of operations and financial condition.

We are subject to federal, state and local taxes in the U.S. Although we believe that our tax reporting is reasonable, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

We may experience higher operating costs, including increases in employee salaries, wages and benefits, which will adversely affect our operating results if we cannot increase our prices to cover them.

If we increase the compensation or benefits to our employees, we will have an increase in our operating costs. If we are unable or unwilling to increase our prices or take other actions to offset increased operating costs, our operating results will suffer. Factors that may affect the salaries and benefits that we pay to our future employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our operating performance.

Increases in the minimum wage could increase our labor costs. For example, under the Federal Minimum Wage Act of 2007, on July 24, 2009, the federal minimum wage increased to $7.25 per hour. The 2014 minimum wage in Florida is $7.93 per hour, effective January 1, 2014. For details, see Section 24, Article X of the State Constitution and Section 448.110, Florida Statutes.  If we are unable to offset the increased labor costs by increasing our prices or by other means, this could have a material adverse effect on our business and results of operations.

Our operating results may fluctuate significantly due to the nature of our business and these fluctuations make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business.

Our business is subject to fluctuations that may vary greatly depending upon the region in which our particular service is located. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Quick Link to Table of Contents

Quick Link to Financial Statements

Our results of operations are affected by a variety of factors, including increased competition and stock markets, and have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future.

Our results of operations have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. Our results of operations are affected by a variety of factors, including:

•

the timing of business openings by competitors;

•

changes in consumer preferences;

•

general economic conditions;

•

government regulation

•

actions by our competitors; and

•

stock market conditions

Negative factors or publicity surrounding our industry could adversely affect consumer choice, which could reduce sales and make our business less valuable.

It is our belief that our competitive strengths include the quality of our employees, which includes our President and management team.  Therefore we believe that adverse publicity relating to these factors or other similar concerns affects us more than it would competitors that compete primarily on other factors. Any shifts in consumer preferences away from the specialty services we offer such as pressure cleaning of homes, driveways, sidewalks and curbs, whether because of negative publicity or an improving economy, would make our business less appealing and adversely affect our revenues. Adverse changes involving any of these factors could further reduce our client contact and/or impose practical limits on pricing, which could further reduce our revenues and operating income.

We depend upon clients that want to use the services of a professional pressure washing service that specializes in the cleanliness of their property, which subjects us to the possible risk of a shortage of clients during periods of high unemployment.

Our ability to maintain consistent business depends in part upon our ability to acquire new clients. Our inability to gain new clients during periods of high unemployment could increase our costs and could cause a slowdown in business with our services or temporarily close. If we temporarily close our business, we may experience a significant reduction in revenue during the time affected by the closure and thereafter, as our clients may change their habits of professional pressure washing we risk permanent closure. We have no long-term contracts to provide our services to any large group or organization which could provide a stable client base.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to Top To Bottom Pressure Washing, Inc. and other names and marks used by our business, which could adversely affect the value of the ‘Top To Bottom’ brand.

We have not registered the “Top To Bottom Pressure Washing, Inc.” mark used by our business as a trade name in Florida or any state or the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business concept and may cause a decline in our revenue.

Taxing authorities may select to audit our federal or state tax returns from time to time, which may result in tax assessments and penalties that could have an adverse effect on our results of operations and financial condition.

We are subject to federal or state taxes in the U.S. Although we believe that our tax reporting is reasonable, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

Any new indebtedness may adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

Any revolving credit facility, and other debt instruments we may enter into in the future, may have negative consequences to the Company, including but not limited to the following:

•

our ability to obtain financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

Quick Link to Table of Contents

Quick Link to Financial Statements

•

we may use a substantial portion of our cash flows from operations to pay interest on any new indebtedness, which will reduce the funds available to us for operations and other purposes;

•

our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•

Our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts that may become due under any new credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our business.

We believe our success depends in part upon our ability to motivate and retain the existing qualified service technicians necessary to keep pace with our anticipated increase in sales and meet the needs of our existing business. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply. Any future inability to recruit and retain qualified individuals may delay our ability to increase the sales at our business. Any such delays, any material increases in employee turnover rate or any widespread employee dissatisfaction could have a material adverse effect on our business and results of operations.

We depend on the services of a key executive, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our senior executive, Andy Fan is important to our success because he is instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging any necessary financing. Losing the services of Mr. Fan could adversely affect our business until a suitable replacement could be found.  Mr. Fan is not bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

There may be a conflict of interest for our President and sole Director Andy Z. Fan.

Our President and sole Director Andy Z. Fan is also our largest shareholder.  Mr. Fan has the ability to control all decisions of the company including agreements with other companies where Mr. Fan is the President and sole Director and the largest shareholder.  Decisions made by Mr. Fan may not be in the best interest of individual shareholders and there is a risk that all or a part of any investment in our company could be lost.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place. Our officers are not involved with subsequent blank check companies similar to our company.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

The fact that we are a blank check company makes compliance reporting obligations as a public company more likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. We estimate that it will cost approximately $21,000 annually to maintain the proper management and financial controls for our filings.  In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if

Quick Link to Table of Contents

Quick Link to Financial Statements

material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Risks Relating to our Common Stock

Our future results may vary significantly in the future which may adversely affect the price of our common stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

There may be issuances of shares of preferred stock in the future.

Our Amended and Restated Articles of Incorporation provide for one class of blank check preferred stock solely at the discretion of the Board of Directors.  Although we currently do not have preferred shares outstanding, the board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

Shareholders do not have any control regarding the issuance of any shares from this class and may be adversely affected by any such issuance or subsequent sale in the form of dilution, voting, and value of their shares.  The preferred shares may also be issued with other preferences or rights that may adversely affect the holders of our common stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 5,000,000,000 shares of common stock, of which 35,900,000 shares of common stock are issued and outstanding as of December 31, 2013. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

No dividends were declared during 2013 and 2012.  We have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our stock price will be extremely volatile.

The trading price of our common stock will be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our stock.

If we fail to continue to comply with the listing requirements of the OTCBB, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the OTCBB and the OTC markets. We are subject to certain continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCBB’s and the OTC Market’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Quick Link to Table of Contents

Quick Link to Financial Statements

Since our securities are subject to penny stock rules you may have difficulty selling your shares.

Our shares of common stock are “penny stocks” and are covered by Section 12(g) of the 1934 Securities and Exchange Act which imposes additional sales practices which requires broker/dealers who sell Top To Bottom Pressure Washing Inc., securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements.  For sales of our securities a broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

At the present time our President and sole Director provides his services on an unpaid basis and may not be able to continue their services without pay.

Since our Company is not currently operating with earnings and cash flows to support Officer and Director salaries, our Officer and Director works on an unpaid basis.  If and when the company has increased its operations to support salaries, we intend for our Officer/Director to be compensated, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining when salaries may be available to our Officers and directors.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Earnings are determined quarterly and will be analyzed along with our cash flows to determine if there is sufficient cash remaining after all expenses are paid to commence salaries for the officers and directors.  Until then, there is a risk that our Officer and Director may need to find work elsewhere to supplement his income, distracting him from our operations resulting in poor quality control and a loss of clients and business.

ITEM 2—PROPERTIES

The Company rents corporate office space at 6371 Business Boulevard, Suite 200, Sarasota, Florida 34240.  Our corporate phone number is (941) 926-9700 and our corporate website is www.top2bottompressurewashing.com.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

Quick Link to Financial Statements

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER

AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “TOPW.”  During the fiscal year 2013, light trading began in our common stock.  The price of the last sale of our stock at market closing occurred on January 17, 2014 and was $0.25 per share.

As the market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

For the year ended December 31, 2013, the Company issued 28,000,000 to our President and sole Director, Andy Z. Fan.

During the period ended December 31, 2013, shareholders advanced the Company $41,000 for operating expenses. Of these funds, $27,000 was converted to Stockholders Equity as described below.  Additionally, 6 Million shares of Common Stock were purchased by an officer on August 7, 2013 for $600.  Equity transactions for the year ended December 31, 2013 are as follows:

•

15,500,000 shares of stock to an officer for $15,500 that was advanced to the Company; the stock was issued at $0.001 per share.

•

2,500,000 shares of stock to an Officer for $2,500 that was advanced to the Company; the stock was issued at $0.001 per share.

•

6,000,000 shares of stock to an officer for $6,000 that was advanced to the Company; the stock was issued at $0.001 per share.

•

6,000,000 shares of stock to an officer for $600 cash; the stock was issued at $0.0001 per share.

Date Issued	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
09/13/2013	Shareholder loans converted to Equity	$15,500.00	15,500,000	$.001 Per Share
09/11/2013	Shareholder loans converted to Equity	$2,500.00	2,500,000	$.001 Per Share
09/05/2013	Shareholder loans converted to Equity	$6,000.00	6,000,000	$.001 Per Share
08/07/2013	Purchased by Shareholder for Cash	$600.00	6,000,000	$.0001 Per Share

We had thirty-two (32) stockholders of record of our common stock as of December 31, 2013.  The CUSIP number for our common stock is 89054R 108

The Company has no options or warrants outstanding in any year.

No preferred shares have been issued.

Quick Link to Table of Contents

Quick Link to Financial Statements

ITEM 6—SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and as such, are not providing the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “CAME” "we," "us," or "our" and the "Company" are references to the business of ChinAmerica Andy Movie Entertainment Company.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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

Employees

As of December 31, 2013 there was one (1) paid employee; Mr. Zolla and one (1) unpaid employee; which is our Officer and Director, Mr. Fan.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Results of Operations

General

Summary of results of operations is as follows:

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

	For the Years Ended December 31,
	2013	2012	%Change
Revenue: Income Less Direct Costs	$22,030	$54,165	145%
General and Administrative Expense	$63,231	$58,536	(7)%
Other Income: Gain on Sale of Vehicle	$(5,600)	$-	(100)%
Depreciation Expense	$587	$431	(26)%
Net Loss	$(36,188)	$(4,802)	(86)%
Income (Loss) per Share: Basic and Diluted	$(0.00)	$(0.00)	-

Income from Operations.  For the year ended December 31, 2013, we show a net loss of $(36,188) as compared to net loss of $(4,802) of the year ended December 31, 2012.  We believe the slow recovery of the economy and the historically high levels of unemployment have directly affected our business.  We believed with our increased presence on the internet with social media channels, direct mailers and local media advertising as well as our seasonal homeowners are returning to our area for the winter months we would have seen an increase in our revenues.  Unfortunately, the market demand has decreased due to the amount of foreclosures in our area.  Management is working to target other areas for streams of revenue such as Relators and Associations.

Operating Expenses.  During the year ended December 31, 2013 operating expenses were $58, 218, compared to $58,967 for the year ended December 31, 2012.  Our expenses are directly related to the accounting and auditor expenses of taking the Company public.  As a result of this, Management believes the expenses of the company will remain constant for the next fiscal year.

Quick Link to Table of Contents

Quick Link to Financial Statements

Net Income (Loss).  As a result of the factors described above, we show a net loss of $(36,188) for the year ended December 31, 2013 compared to the Net Loss of $(4,802) for year ended December 31, 2012.

Liquidity and Capital Resources

General. As of December 31, 2013 we had cash and cash equivalents of $6,845. At December 31, 2012, we had cash and cash equivalents of $7,121.

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

Our operating activities used cash of $(41,876) for the year ended December 31, 2013 as compared to $(6,549) for the year ended December 31, 2012.

Cash generated in our financing activities was $41,600 for the year ended December 31, 2013, compared to $10,000 during the comparable period in 2012. This included $24,600 in loans from the majority shareholder during the year ended December 31, 2013.

The company has a negative working capital as of December 31, 2013 and 2012.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had income less direct costs of $22,030 and a net loss of $(36,188) for the year ended December 31, 2013 compared to the income less direct costs of $54,165 and a net loss of $(4,802) for the year ended December 31, 2012.  The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Share-based Compensation

The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Quick Link to Table of Contents

Quick Link to Financial Statements

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 2, 2012, we engaged Drake & Klein, C.P.A.’s, as our independent auditors. They are our first auditors and we have had no disagreements with Drake & Klein on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely

Quick Link to Table of Contents

Quick Link to Financial Statements

basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate, to allow timely discussions regarding required disclosure due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Amended Annual Report fairly present in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

Management Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  Based on this evaluation, our management concluded that as of December 31, 2013, we did not maintain effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Auditor Attestation

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report..

Changes in Internal Control over Financial Reporting

There was a change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 but not reported, whether or not otherwise required by this Form 10-K.

Quick Link to Table of Contents

Quick Link to Financial Statements

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

As reported in our Current Report on Form 8-K filed on March 10, 2014.

Table 3.0 Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Z Fan	49	President, Treasurer, Director	None
Tina Donnelly	38	Secretary*	None

*As of December 31, 2013, Mr. Fan was Secretary; Ms. Donnelly subsequently replaced Mr. Fan upon her appointment as Secretary on March 7, 2014.

Background of Executive Officers and Directors

Andy Z. Fan

Mr. Fan was appointed as Director and President on September 11, 2013.

Mr. Andy Z. Fan is a prominent Chinese-American businessman with outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China's Head of State, Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton's Chinese interpreter.

Mr. Fan is currently President, Chief Executive Officer, and Chairman of the Board of AF Ocean Investment Management Company [OTCBB:AFAN].  AF Ocean Investment Management Company is dedicated to providing the company’s Clients the best consulting and business services in mergers, acquisitions and investments.

Mr. Fan is currently Chief Executive Officer, Principal Financial Officer, and Director of Sichuan Leaders Petrochemical Company [OTCBB:SLPC].  Sichuan Leaders Petrochemical Company has determined that the various opportunities in the petrochemical field in Asia are expanding.  To take advantage of this opportunity the company will be exploring the acquisition of companies that are wholesaling and retailing petroleum based products to be used in the automotive industry and beyond.

Mr. Fan is currently President, Director and Chairman of the Board of ChinAmerica Andy Movie Entertainment Media Co. [OTCBB:CAME].  The primary focus of the Company is on the development, production and distribution of movies and documentaries.  ChinAmerica will be focused on exporting the cultural heritage of the People’s Republic of China.

Tina Donnelly

Ms. Donnelly was appointed as Secretary on March 7, 2014.

Since June 12, 2012, Ms. Donnelly, age 38, has been employed by AF Ocean Investment Management Company as its Accounting Supervisor. She has over fifteen (15) years of accounting experience.    Her skills include working with financial professionals such as C.P.A.’s and Public Company Accounting Oversight Board (PCAOB) Auditors.  She was also appointed corporate secretary of AF Ocean Investment Management Company [OTC:AFAN] on February 24, 2014, Sichuan Leaders Petrochemical Company [OTC:SLPC] on February 24, 2014, and ChinAmerica Andy Movie Entertainment Media Co. [OTC:CAME] on February 24, 2014.  Prior to June 12, 2012, Ms. Donnelly ran the accounting departments for the following private companies:  Wave, LLC, Tags4Fun, LLC, and Sarasota Business Rentals.

Quick Link to Table of Contents

Quick Link to Financial Statements

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2013 were not timely filed with the Commission.

Name	Number of late reports	Number of transactions not reported timely
Andy Z. Fan	2	2

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial officers, which group includes the Company’s principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is accessible at our Internet website, www.came8.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our President and Director, Andy Z Fan, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. Mr. Fan has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Fan has gained this expertise through his experience as our President and sole Director and through his formal education. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility with the Company.  In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The compensation arrangements consist of two components.  The first component is base compensation (or “salary”) and the second component is the stock option plan.

Base Compensation

The following table sets forth information concerning the compensation of our President and Secretary/Treasurer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2013 and 2012, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 6.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z Fan[4] President, Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Douglas P Zolla[2]	2013	13,000	3,925	-0-	-0-	-0-	-0-	-0-	16,925
	2012	6,000	2,150	-0-	-0-	-0-	-0-	-0-	8,150
Michael J Daniels[3]	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Joel Beetham[1], prior sole member	2013	-0-	-0-	-0	-0-	-0-	-0-	-0-	-0-
	2012	11,579	-0-	-0-	-0-	-0-	-0-	-0-	11,579

[1] There is no employment contract with Mr. Beetham. Nor are there any agreements for compensation in the future. Mr. Beetham sold all of his interest in the Company and resigned from all of his positions.

[2] There is no employment contract with Mr. Zolla.  Nor are there any agreements for the compensation in the future.  Mr. Zolla resigned his position on March 6, 2014

[3] There is no employment contract with Mr. Daniels.  Nor are there any agreements for the compensation in the future. Mr. Daniels resigned his position on December 6, 2013

[4] There is no employment contract with Mr. Fan.  Nor are there any agreements for the compensation in the future.

Table 7.0 Outstanding equity awards for 2013 and 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andy Z Fan	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Douglas P Zolla	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael J Daniels	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Joel Beetham	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

The compensation of Directors for the last completed fiscal year is provided below:

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 8.0 Director Compensation for 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Andy Z Fan	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Douglas P Zolla	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael J Daniels	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Board of Directors and Committees

Currently, our Board of Directors consists of Andy Z. Fan. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2013.  Andy Z. Fan and Michael J. Daniels comprised the Compensation Committee.   Mr. Daniels resigned his position effective December 6, 2013.  None of the directors were paid officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Members Of The Compensation Committee

Andy Z. Fan, Director

Employment Agreements

Currently, we have no employment agreements with our officers.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 24, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 8.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Andy Z. Fan 6371 Business Blvd., Ste. 200 Sarasota, FL 34240	30,000,000	92.3%
Common Stock	All Executive Officers and Directors as a Group	30,000,000	92.3%

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2013, there were no transactions of an amount exceeding $120,000 involving any Director, executive Officer, or any security holder who is a beneficial owner or any member of the immediate family of the Officers and Directors.

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated each of its Directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each Director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each Director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each Director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no independent Directors, accordingly the full board fulfills the audit, nominating and compensation committee functions.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On November 2, 2012, we engaged Drake & Klein CPA’s, now known as DKM Certified Public Accountants, as our independent auditors. They are our first auditors and we have had no disagreements with DKM Certified Public Accountants, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2013 and 2012:

Table 9.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2013	$10,000	$7,983	$0	$2,969	$20,952
2012	$9,500	$0	$0	$1,000	$10,500

Quick Link to Table of Contents

Quick Link to Financial Statements

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of TOP TO BOTTOM PRESSURE WASHING, INC., are included in this report immediately following the signature page:

Reports of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2013 and December 31, 2012

Statements of Operations for the years ended December 31, 2013 and December 31, 2012

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012

Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Quick Link to Table of Contents

Quick Link to Financial Statements

Table 9.0

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on November 28, 2012 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on November 28, 2012 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
3.3	By-Laws Filed on November 28, 2012 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
10.1	Escrow Agreement Amended Filed on November 28, 2012 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
14	Code of Ethics Filed on November 28, 2012 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-185174) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
99.1	Resignation of Douglas P Zolla Filed on November 8, 2013 as Exhibit 99.1 to the issuer’s Report on Form 8-K (File No. 333-185174) and incorporated herein by reference.
101*

Financial statements from the annual report on Form 10-K of Top To Bottom Pressure Washing, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

Quick Link to Table of Contents

Quick Link to Financial Statements

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP TO BOTTOM PRESSURE WASHING INC.

Dated: March 28, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TOP TO BOTTOM PRESSURE WASHING INC.

Dated: March 28, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board of Directors

Dated: March 28, 2014	/s/TINA M. DONNELLY
Tina M. Donnelly
Corporate Secretary, Accounting Supervisor

Quick Link to Table of Contents

Quick Link to Financial Statements

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Top To Bottom Pressure Washing, Inc.

We have audited the accompanying balance sheets of Top To Bottom Pressure Washing, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top To Bottom Pressure Washing, Inc.as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 27, 2014

Quick Link to Table of Contents

Quick Link to Financial Statements

Top To Bottom Pressure Washing, Inc.

BALANCE SHEETS

For the Years Ended December 31,

(AUDITED)

	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	6,845	7,121
Accounts Receivable	450	2,150
Other Current Assets	7,073	374
Total Current Assets	14,368	9,645
Other Non-Current Assets	2,556	-
Equipment, net of Accumulated Depreciation of $16,418 and $36,196, as of December 31, 2013 and December 31, 2012	1,518	2,105
Total Assets:	18,442	11,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expense	1,626	346
Related party loan	27,000	10,000
Total Current Liabilities	28,626	10,346

Stockholders' Equity:
Common Stock; $.01 per share par value; 5,000,000 000 and 1,000,000,000 shares authorized; and 35,900,000 and 5,900,000 shares issued and outstanding, respectively	359,000	59,000
Additional Paid in Capital	(296,917)	(21,517)
Accumulated Deficit	(72,267)	(36,079)
Total Equity (Deficit)	(10,184)	1,404
Total Liabilities and Stockholders' Equity (Deficit)	18,442	11,750

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Top To Bottom Pressure Washing, Inc.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(AUDITED)

	2013	2012
Revenue:
Income	39,610	78,775
Direct costs	17,580	24,610
	22,030	54,165

Operating Expenses:
General and Administrative	63,231	58,536
Gain on Sale of Vehicle	(5,600)	-
Depreciation Expenses	587	431
Total Operating Expenses	58,218	58,967

Net (Loss) Income from Operations	(36,188)	(4,802)

Other Income:	-	-
Income Taxes	-	-
Net Loss	(36,188)	(4,802)

Basic and Diluted Earnings (Loss) per Share	$(0.00)	$(0.00)

Weighted average number of shares outstanding: Basic and Diluted	8,757,808	5,900,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Top To Bottom Pressure Washing, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013 and 2012

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Stockholder Distribution	Retained Earnings (Accumulated Deficit)	Total Shareholder Equity (Deficit)
Balance as of December 31, 2011	5,900,000	59,000	(21,517)	-	(31,277)	6,206
Net Income 2012	-	-	-	-	(4,802)	(4,802)
Balance at December 31, 2012	5,900,000	59,000	(21,517)	-	(36,079)	1,404
Net Income 2013	-	-	-	-	(36,188)	(36,188)
Sale of Stock	30,000,000	300,000	(275,400)	-	-	24,600
Balance at December 31, 2013	35,900,000	359,000	(296,917)	-	(72,267)	10,184

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

 Top To Bottom Pressure Washing, Inc.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(AUDITED)

	2013	2012
Cash Flows from Operating Activities:
Net Loss	(36,188)	(4,802)

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Depreciation expense	587	431
Gain on trade-in of vehicle used for prepayment of vehicle lease	(5,600)	-
Changes in operating assets and liabilities:
Prepaid and other assets	(3,655)	(374)
Accounts Receivable	1,700	(2,150)
Accounts Payable and Accrued Expenses	1,280	346
Net Cash Flows Used by Operating Activities	(41,876)	(6,549)

Cash Flows from Investing Activities:
Purchase of Equipment	-	(936)
Net Cash Used by Investing Activities	-	(936)

Cash Flows from Financing Activities:
Loans from Relates Parties	17,000	10,000
Issuance of Common Stock	24,600	-
Total Cash from Financing Activities	41,600	10,000

Net increase (decrease) in Cash and Cash Equivalents:	(276)	2,515
Cash and Cash equivalents, Beginning of Period	7,121	4,606
Cash and Cash equivalents, End of Period	6,845	7,121

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Top To Bottom Pressure Washing, Inc.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

(AUDITED)

NOTE 1.

NATURE OF BUSINESS

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2013 and 2012; (b) the financial position at December 31, 2013; and (c) cash flows for the year ended December 31, 2013 and 2012, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the year end and net loss of $(36,188) for the year ended December 31, 2013, compared to the net loss of $(4,802) for the year ended December 31, 2012.

The Company has increasing Net Losses from Operations, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. The Company’s continuation is a going concern and is dependent upon its ability to obtain clients and investment capital from future funding opportunities to fund at the current and planned operating levels. No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2013, tax years 2012 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At December 31, 2013 and 2012 dilutive earnings per share were not calculated as the effect is anti-dilutive.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these financial statements were issued.

NOTE 3.

Accounts Receivable, Trade

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

NOTE 4.

Property and Equipment

Property consists of equipment purchased for the production of revenues: Assets are depreciated over their useful lives when placed in service.  Property and equipment at December 31, 2013 and December 31, 2012 were as follows:

Quick Link to Table of Contents

Quick Link to Financial Statements

	December 31, 2013	December 31, 2012
Vehicles	$17,936	$38,301
Less accumulated depreciation	$(16,418)	$(36,196)
Property and Equipment, net	$1,518	$2,105

Assets are depreciated over their useful lives when placed in service.  Accumulated depreciation was $16,418 for the year ended December 31, 2013 and $36,196 for the year ended December 31, 2012.  A total of $587 and $431 of depreciation were expensed during the years ended December 31, 2013 and 2012, respectively.

During the period ended March 30, 2013, the Company traded in a vehicle as part of a lease agreement. The vehicle trade-in resulted in a gain of $5,600. An amount totaling $5,644, which includes the trade-in allowance of $5,600, was due at the lease signing and will be amortized into lease expense over the 39 month term of the lease.

NOTE 5.

Related Party Transactions

The shareholders loan money to the Company as needed.   These loans are payable on demand and are non-interest bearing. They are convertible to stock at par value.

During the period ended December 31, 2013, shareholders advanced the Company $41,000 for operating expenses. Of these funds, $24,000 was converted to Equity as described below.  Additionally, on August 7, 2013, 6,000,000 shares were purchased from a Shareholder at the price of $0.0001 per share.

For the period ended December 31, 2013, the Company issued the following stock to Officers:

Date Issued	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
09/13/2013	Shareholder loans converted to Equity	$15,500	15,500,000	$.001 Per Share
09/11/2013	Shareholder loans converted to Equity	$2,500	2,500,000	$.001 Per Share
09/05/2013	Shareholder loans converted to Equity	$6,000	6,000,000	$.001 Per Share
08/07/2013	Issued to Shareholder for Cash	$600	6,000,000	$.0001 Per Share

NOTE 6.

Commitments and Contingencies

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Leases And Facility

The Company leases office space in Sarasota, Florida on a month by month basis. The monthly rent is $300.

The Company leases a vehicle with a 39 month term.  The monthly lease payment is $331. The rent expense was $4,340 and $0 for the years ended December 31, 2013 and 2012, respectively.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of December 31, 2013.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

NOTE 7.

Stockholders’ Equity

On June 1, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to one billion (1,000,000,000) shares. On September 11, 2013, the Articles of Incorporation were amended as follows: the total authorized capital stock ($0.01 par value) of the corporation was increased to five billion (5,000,000,000) shares.

At December 31, 2013, 35,900,000 shares of common stock were issued and outstanding.

Stock issued during the year ended December 31, 2013:

Date Issued	Shares Issued To/For	Loan Amount/ Stock Value	Shares Issued	Price Per Share
09/13/2013	Shareholder loans converted to Equity	$15,500	15,500,000	$.001 Per Share
09/11/2013	Shareholder loans converted to Equity	$2,500	2,500,000	$.001 Per Share
09/05/2013	Shareholder loans converted to Equity	$6,000	6,000,000	$.001 Per Share
08/07/2013	Issued to Shareholder for Cash	$600	6,000,000	$.0001 Per Share
	Totals	$24,600	30,000,000

The Company has no options or warrants outstanding in any year.

No preferred shares have been issued.

Quick Link to Table of Contents

Quick Link to Financial Statements

NOTE 8.

Income Tax

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6%to income before taxes), as follows:

	For the Years Ended December 31,
	2013	2012
Tax expense (benefit) at the statutory rate	$(12,300)	(1,600)
State income taxes, net of federal income tax benefit	(1,300)	(200)
Change in valuation allowance	13,600	1,800
Total	$-	-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2013 and December 31, 2012 is as follows:

	For the Years Ended December 31,
	2013	2012
Deferred tax assets	$27,100	$13,500
Valuation allowance	(27,100)	(13,500)
Net deferred tax asset	$-	$-

The tax returns for 2013 through 2010 remain open for inspection by federal and state taxing authorities.

NOTE 9.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 27, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.