Form 10-Q
period 2014-03-31
TOP TO BOTTOM PRESSURE WASHING, INC.
filed 2014-05-05
CIK 1561504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(941) 907-8481
(Registrant's Telephone Number, Including Area Code)
(Registrant's former name)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No  ☐
The number of shares outstanding of each of the issuer's classes of common stock as of May 5, 2014:  35,900,000

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4T.  Controls and Procedures
Part II – Other Information
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION
ITEM 1.                          FINANCIAL STATEMENTS

Top To Bottom Pressure Washing, Inc.
BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$916	$6,845
Accounts Receivable	-	450
Prepaid Expenses	5,624	-
Other Current Expenses	-	7,073
Total Current Assets	6,540	14,368
Other Non-Current Assets	2,110	2,556
Equipment, net of Accumulated Depreciation of $16,467 and $16,418 as of March 31, 2014 and December 31, 2013	1,469	1,518
Total Assets:	$10,119	$18,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expense	$322	$1,626
Related party loan	37,897	27,000
Total Current Liabilities	38,219	28,626

Stockholders' Equity:
Common Stock; $.01 per share par value; 5,000,000 000 shares authorized; and 35,900,000shares issued and outstanding, respectively	359,000	359,000
Additional Paid in Capital	(296,917)	(296,917)
Accumulated Deficit	(90,183)	(72,267)
Total Equity (Deficit)	(28,100)	(10,184)
Total Liabilities and Stockholders' Equity (Deficit)	$10,119	$18,442

The accompanying footnotes are an integral part of the statements.

Top To Bottom Pressure Washing, Inc.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014 (unaudited)	2013 (unaudited)
Revenue:
Income	$3,690	$13,475
Direct costs	7,100	6,130
	(3,410)	7,345

Operating Expenses:
General and Administrative	14,457	12,293
Depreciation Expenses	49	147
Total Operating Expenses	14,506	12,440

Net (Loss) Income from Operations	(17,916)	(5,095)

Other Income: Gain on Trade-in vehicle	-	5,600

Net (Loss) Income	$(17,916)	$505

Basic and Diluted Earnings (Loss) per Share	$(0.00)	$0.00

Weighted average number of shares outstanding: Basic	35,900,000	5,900,000
Diluted		6,264,444

The accompanying footnotes are an integral part of the statements.

Top To Bottom Pressure Washing, Inc.
STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2014 (unaudited)	2013 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(17,916)	$505

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Depreciation expense	49	147
Gain on trade-in of vehicle used for prepayment of vehicle lease	-	(5,600)
Changes in operating assets and liabilities:
Prepaid and other assets	1,895	776
Accounts Receivable	450	428
Accounts Payable and Accrued Expenses	(1,304)	125
Net Cash Flows Used by Operating Activities	(16,826)	(3,619)

Cash Flows from Financing Activities:
Loans from Related Parties	10,897	-
Proceeds from Stock Subscription	-	4,000
Total Cash from Financing Activities	10,897	4,000

Net increase (decrease) in cash and cash equivalents:	(5,929)	381
Cash and Cash equivalents, beginning of period	6,845	7,121
Cash and Cash equivalents – End of period	$916	$7,502

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non-Cash Financing Activities:
	-	-

The accompanying footnotes are an integral part of the statements.

Top To Bottom Pressure Washing, Inc.
Notes to Financial Statements
March 31, 2014
(Unaudited)

NOTE 1.                            BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization
Top To Bottom Pressure Washing, LLC was formed as a Limited Liability Company effective on May 26, 2006 under the Laws of the State of Florida.  On June 1, 2012 the Company was converted into a Florida Profit Corporation with the name of the Top To Bottom Pressure Washing, Inc. ("TTB").  The company is a pressure washing company has engaged in the operation of a pressure washing for both residential and commercial properties.

The Company is headquartered in Sarasota, Florida.  The elected year end is December 31.

Subsequent Events
Director Andy Fan referred to the poor performance of the Company's pressure washing business, as of December 31, 2013, the pressure washing business operated at a loss of $36,187, and proposed the Company dispose of the pressure washing assets.  The Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) meaning it has no or nominal operations and either (i) no or nominal assets; (ii) assets consisting of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Therefore, since the Company is a Shell Company, the pressure washing assets are not significant to the Company, and the disposition of those assets would not be detrimental to the Company.

Accordingly, Director Fan proposed the sale or transfer of the pressure washing assets. Mr. Fan already found a buyer (the "Buyer") who is also a significant shareholder of the Company.  Mr. Fan proposed that the Assets be transferred to the Buyer in exchange for the Buyer surrendering his 500,000 shares of Company Stock to the Company.  In addition the Buyer has offered to take over the lease payments on the leased vehicle.

The Board approved Mr. Fan's proposals and proposed that the transfer of assets on April 1, 2014 be submitted to the Shareholders for a vote, and that the same be, and hereby is approved. The Board proposed to compensate Mr. Fan by transferring the 500,000 shares received from the Buyer to him. The compensation was submitted to the Shareholders for a vote, and was approved.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2014 and 2013; (b) the financial position at March 31, 2014; and (c) cash flows for the three months ended March 31, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had a loss of sales for the first fiscal quarter and net loss of ($17,916) for the three months ended March 31, 2014, compared to the net gain of $505 for the three months ended March 31, 2013.

The Company has a decreasing gross profits, increasing general expenses and negative working capital. The Company is currently evaluating acquisitions and other business opportunities. The Company's continuation is a going concern and is dependent upon its ability to obtain clients and investment capital from future funding opportunities to fund at the current and planned operating levels. No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, "Revenue Recognition".

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

Income Taxes
The Company has adopted the provisions of ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of March 31, 2014, tax years 2013, 2012 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company has adopted ASC 740-10, "Definition of Settlement in FASB Interpretation No. 48", ("ASC 740-10"), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Fair Value of Financial Instruments
FASB ASC "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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

Net Earnings (Loss) Per Share
In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

	For the Three months Ended March 31,
	2014	2013
Numerator for earnings per share - net income (loss)	(17,916)	505
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	35,900,000	5,900,000

Effect of dilutive securities:
Common Stock subscribed – weighted average shares	-	364,444
Denominator for diluted earnings per share	35,900,000	6,264,444
Earnings (loss) per share – basic	$(0.00)	$0.00
Earnings (loss) per share – diluted	$(0.00)	$0.00

Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

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

NOTE 4.                          PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues: Assets are depreciated over their useful lives when placed in service.  Property and equipment at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Vehicles	$17,936	$17,936
Less accumulated depreciation	$(16,467)	$(16,418)
Property and Equipment, net	$1,469	$1,518
Assets are depreciated over their useful lives when placed in service.  A total of $49 and $147 of depreciation were expensed during the three months ended March 31, 2014 and 2013, respectively.
In January, 2013, the Company traded in a vehicle as part of a lease agreement. The vehicle trade-in resulted in a gain of $5,600. An amount totaling $5,644, which includes the trade-in allowance of $5,600, was due at the lease signing and will be amortized into lease expense over the 39 month term of the lease.

NOTE 5.                          RELATED PARTY TRANSACTIONS
The shareholders loan money to the Company as needed.   On January 16, 2014 the majority shareholder loaned the company $10,897. These loans are payable on demand and are non-interest bearing. They are convertible to stock at par value.
On April 10, 2014 the President and majority shareholder was compensated with 500,000 shares for the sale and transfer of the pressure washing assets.  The shares were received from the Buyer to Mr. Fan.

NOTE 6.                          COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Leases And Facility
The Company leases office space in Sarasota, Florida on a month by month basis. The monthly rent is $300.
The Company leased a vehicle with a 39 month term.  The monthly lease payment is $331. The rent expense was $1,438 for the year ended December 31, 2013.  The vehicle lease was sold along with the pressure washing business in April, 2014.

Other Commitments
The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of March 31, 2014.

Employees
The Company does not have employment contracts with its key employees, including the officers of the Company.

Related Party
The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  However, there is no written commitment to this effect.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7.                          STOCKHOLDERS' EQUITY

On June 1, 2012, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to one billion (1,000,000,000) shares. On September 11, 2013, the Articles of Incorporation were amended as follows: the total authorized capital stock of the corporation was increased to five billion (5,000,000,000) shares.

At March 31, 2014, 35,900,000 shares of common stock were issued and outstanding.

There was no Stock issued during the three months ended March 31, 2014

The Company has no options or warrants outstanding in any year.
No preferred shares have been issued.

NOTE 8.                          INCOME TAX

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6%to income before taxes), as follows:

	March 31, 2014		March 31, 2013
Tax Expense (Benefit) at the Statutory Rate		$(6,100)	$170
State Income Taxes, Net of Statutory Rate		$(700)	$20
Change in Valuation Allowance		$6,800	$(190)
Total	$		$-
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
As of March 31, 2013 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.
The Company's net deferred tax asset as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
Deferred Tax Assets:	$		$
Net Operating Loss Carry Forward		$32,900		$27,100
Less: Valuation allowance		$(32,900)		$(27,100)
Total Deferred Tax Asset		$-		$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management's Discussion and Analysis and Results of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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
Employees

As of March 31, 2014, there is one (1) full-time employee, Mr. Douglas P. Zolla who handles all the customer service for the Company which includes screening the calls, all scheduling and executes the work at the jobsite.

There are two (2) unpaid officers and directors who are responsible for all other aspects of the business activities.

Subsequent Event

On April 1, 2014, Mr. Zolla resigned his position in the company.  All assets and liabilities of the pressure washing operations were sold in April 2014.

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

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

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

Impairment of Long-Lived Assets

The Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of SFAS No. 144 has not materially affected the Company's reported earnings, financial condition or cash flows.  In accordance with ASC360, the Company has identified impairment of its long lived assets and has disclosed these impairments in note 4 of the financials.

Results of Operations

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Summary of Results of Operations

Period Ended:	Sales less direct costs	Expenses	Net Income (Loss)
Three Months Ended March 31, 2014	$(3,410)	$14,506	$(17,916)
Three Months Ended March 31, 2013	$7,345	$6,840	$505
Year Ended December 31, 2013	$22,030	$58,217	$(36,187)
Year Ended December 31, 2012	$54,165	$58,967	$(4,802)

The following table provides a summary of the results of operations for the three months ended March 31, 2014 and 2013.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31, 2014 and 2013

	For the Three Months Ended March 31,
	2014	2013	%Change
Revenue:
Income less Direct Costs	$(3,410)	$7,345	(146%)
General and Administrative Expense	$14,506	$6,840	112%
Depreciation Expense	$49	$147	67%
Gain on Trade-In Vehicle	$-	$5,600	(100%)
Net Income (Loss)	$(17,916)	$505	(3448%)
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$0.00

Income from Operations.
For the three months ended March 31, 2014, we show Income less Direct Costs of $(3,410), as compared to $7,345 for the same period in the previous year.  We believe the loss of our regular seasonal customers have directly affected our business.  As a result of this our direct costs are slightly higher in this period.

Operating Expenses.
During the three months ended March 31, 2014 operating expenses were $14,506, compared to $12,440 of the previous year for the same period.  Our expenses are directly related to the increase in estimates to promote new business.

Net Income (Loss)
As a result of the factors described above, we show a net loss of $(17,916) for the three months ended March 31, 2014 compared to a net gain of $505 for the three months ended March 31, 2013.

Liquidity and Capital Resources

General. As of March 31, 2014 we had cash and cash equivalents of $916.

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
Our operating activities used cash of $(16,826) for the three months ended March 31, 2014 as compared to $(3,619) for the three months ended March 31, 2013.
Cash generated in our financing activities was $10,897 for the three months ended March 31, 2014, compared to $4,000 during the comparable period in 2013.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had income less direct costs, and a net loss of $(17,916) for the three months ended March 31, 2014 compared to the income less direct costs of $7,345 and a net profit of $505 for the three months ended March 31, 2013.  The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

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
The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.
Off-Balance Sheet Arrangements
We do not have any off-balance arrangements.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the three months ended March 31, 2014.  Management concluded that there has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected or is reasonably likely to affect our internal control over financial reporting.  Management instituted a new policy to have only the Corporate Secretary manage and review all bank statements to correctly report all cash balances

PART II – OTHER INFORMATION

ITEM 6                          EXHIBITS
Exhibit No.	Description
31
 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d -
14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of Top To Bottom Pressure Washing, Inc. for the quarter ended March 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP TO BOTTOM PRESSURE WASHING, INC.

Dated: May 5, 2014	/s/ ANDY Z. FAN
Andy Z Fan
Principal Executive Officer