Form 10-Q
period 2014-06-30
IBEX ADVANCED MORTGAGE TECHNOLOGY, INC.
filed 2014-08-14
CIK 1561504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to _____________

Commission File No. 000-55011

IBEX ADVANCED MORTGAGE TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	35-2470359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

6371 Business Blvd., Suite 200, Sarasota, Florida 34240
(Address of Principal Executive Offices)

(941) 907-8481
(Registrant’s Telephone Number, Including Area Code)

TOP TO BOTTOM PRESSURE WASHING, INC.
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2014:  6,400,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.

BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$ -	$ 6,845
Accounts Receivable	-	450
Prepaid Expenses	2,000	-
Assets of Discontinued Operations	-	11,147
Total Current Assets	2,000	18,442
Total Assets:	$ 2,000	$ 18,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expense	$ 962	$ 1,626
Due to Shareholder	848	-
Related party loan	236,000	27,000
Total Current Liabilities	237,811	28,626

Stockholders' Equity:
Common Stock; $.01 per share par value; 250,000,000 and 5,000,000 000 shares authorized, respectively; and 6,400,000 and 35,900,000 shares issued and outstanding, respectively	64,000	359,000
Additional Paid in Capital	(94,348)	(296,917)
Accumulated Deficit	(105,462)	(72,267)
Total Equity (Deficit)	(235,811)	(10,184)
Total Liabilities and Stockholders' Equity (Deficit)	$ 2,000	$ 18,442

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Six months Ended June 30,		Three months ended June 30,
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Revenue:
Income	$0	$0	$0	$0

Operating Expenses:
General and Administrative	14,227	11,860	75	6,935
Total Operating Expenses	14,227	11,860	75	6,935

Net (Loss) Income from Operations	(14,227)	(11,860)	(75)	(6,935)

Net Income (Loss) From Discontinued Operations	(18,969)	1,750	(15,205)	(3,680)

Net (Loss) Income	$(33,196)	$(10,110)	$(15,280)	$(10,615)

Basic and Diluted Earnings (Loss) per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	25,948,193	5,900,000	17,746,154	5,900,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Six months Ended June 30,
	2014 (unaudited)	2013 (unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(33,196)	$(10,110)

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Depreciation Expense	-	294
Stock Based Compensation	2,172
Changes in Operating Assets and Liabilities:
Discontinued Operations	11,098	(4,905)
Prepaid and other assets	(1,500)	(882)
Accounts Payable and Accrued Expenses	(664)	(86)
Net Cash Flows Used by Operating Activities	(22,090)	(15,689)

Cash Flows from Financing Activities:
Notes Payable	-	8,000
Due to Shareholder	15,425	-
Proceeds from Stock Subscription	-	4,000
Total Cash from Financing Activities	15,245	12,000

Net increase (decrease) in cash and cash equivalents:	(6,845)	(3,689)
Cash and Cash Equivalents, Beginning of Period	6,845	7,121
Cash and Cash Equivalents – End of Period	$0	$3,432

Supplemental Cash Flow Information
Cash Paid for Interest	-	-
Cash Paid for Taxes	-	-

Non-Cash Financing Activities:
	-	-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.

Notes to Financial Statements

June 30, 2014

(Unaudited)

NOTE 1.

BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization

Ibex Advanced Mortgage Technology, formerly Top To Bottom Pressure Washing, Inc., was formed as a Limited Liability Company effective on May 26, 2006 under the Laws of the State of Florida.  On June 1, 2012 the Company was converted into a Florida Profit Corporation, and on June 25, 2014, the Company changed its name to Ibex Advanced Mortgage Technology to reflect the change in business direction.

We intend to operate a financial services platform that will interface with mortgage brokers to create financial efficiencies and generate substantial profits while remaining independent of extraneous market forces that could affect the profitability of our business. Once we acquire a mortgage bank, we will use the proprietary software developed by our President and Chairman William Coleman, for quick and accurate mortgage loan approvals.

The Company is headquartered in Sarasota, Florida.  The elected year end is December 31.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended June 30, 2014 and 2013; (b) the financial position at June 30, 2014; and (c) cash flows for the six months ended June 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s discontinued pressure washing operations had minimal sales for the first fiscal quarter and a net loss of ($33,196) for the six months ended June 30, 2014, compared to the net loss of ($10,110) for the six months ended June 30, 2013.

The Company changed its corporate strategy and direction during the quarter ended June 30, 2014, however, the Company’s continuation is still a going concern and is dependent upon its ability to obtain clients and investment capital to fund at the new strategy and plan of operations. No assurance can be given that the Company will be successful in these efforts.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash

Quick Link to Table of Contents

equivalents.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of June 30, 2014, tax years 2013, 2012 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

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

NOTE 4.

PROPERTY AND EQUIPMENT

The Company disposed of the pressure washing property and equipment to an interested Shareholder during the three months ended June 30, 2014. The disposed property consisted of equipment purchased for the production of revenues. Assets are depreciated over their useful lives when placed in service.  Property and equipment at June 30, 2014 and December 31, 2013 were as follows:

Quick Link to Table of Contents

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Vehicles	$0	$17,936
Less accumulated depreciation	$0	$(16,418)
Property and Equipment, net	$0	$1,518

Assets are depreciated over their useful lives when placed in service.  A total of $0 and $294 of depreciation were expensed during the six months ended June 30, 2014 and 2013, respectively.

The Company’s obligation on its only leased equipment (a vehicle) was terminated in April 1, 2014 upon the sale of the Company’s pressure washing assets.

NOTE 5.

RELATED PARTY TRANSACTIONS

In the first quarter, sole director Andy Z. Fan determined that the pressure washing assets, which were under performing, were not significant to the Company since the Company is considered a shell company, and therefore, the disposition of those assets would not be detrimental to the Company.  Therefore, upon director and shareholder approval, on April 1, 2014, the Company disposed of the pressure washing assets to an interested Shareholder in exchange for the Shareholder’s surrender of his 500,000 shares of Company stock to the Company.  The Shareholder also agreed to take over the lease payments on the leased vehicle. To compensate Director Fan for his efforts in disposing of the assets, Director Fan transferred the 500,000 shares received from the Shareholder to himself. The compensation was submitted to the Shareholders for a vote, and was approved.

The shareholders loan money to the Company as needed.   All Shareholder loans were forgiven on May 5, 2014 as part of the share purchase agreement between then majority shareholder and an unrelated entity.  On that same day, in exchange for the former majority shareholder’s forgiving his existing debt and transfer of 33,250,000 of his shares, the Company co-signed a convertible promissory note with the former majority shareholder for $236,000.  The promissory note is payable in monthly installments beginning September 1, 2014, bears interest at an annual rate of 0.28%, and is convertible into company stock in the event of a default.

NOTE 6.

COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Leases And Facility

The Company leases office space in Sarasota, Florida on a month by month basis. The monthly rent is $300.

The Company leased a vehicle with a 39 month term.  The monthly lease payment was $331. The vehicle lease was sold along with the pressure washing business in April, 2014.

Other Commitments

The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of June 30, 2014.

Employees

The Company does not have employment contracts with the officers of the Company.

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

NOTE 7.

STOCKHOLDERS’ EQUITY

Quick Link to Table of Contents

On June 23, 2014, the Board of Directors proposed and Shareholders approved amending the Articles of Incorporation to decrease the total authorized capital stock of the corporation to Two Hundred Fifty Million (250,000,000) shares

There was no Common Stock issued during the six months ended June 30, 2014, however, effective June 23, 2014, a shareholder surrendered 29,500,000 of its shares to the Company for cancellation and they were returned to the Company’s authorized and unissued capital.

On May 5, 2014, the Company issued a warrant to purchase 1,250,000 shares of common stock to the former majority Shareholder.  The purchase price is $0.10 per Warrant Share but may be modified if the company issues options or other warrants at a lower price.  The Warrant expires on May 5, 2015.

On June 17, 2014, the Company adopted a stock option plan and appointed Directors William Coleman and Diane J. Harrison to the Stock Option Committee of the Board of Directors.  Thereafter, the Stock Option Committee convened a meeting of the Stock Option Committee.  The Committee nominated and approved awarding Wesley Westmoreland, newly appointed director, 1,000,000 stock options with an option price of $0.01 per share.

At June 30, 2014, 6,400,000 shares of common stock were issued and outstanding.

NOTE 8.

INCOME TAX

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6%to income before taxes), as follows:

		June 30, 2014	June 30, 2013
Tax Expense (Benefit) at the Statutory Rate		$(6,100)	$170
State Income Taxes, Net of Statutory Rate		$(700)	$20
Change in Valuation Allowance		$6,800	$(190)
Total	$		$-

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

As of June 30, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of June 30, 2014 and December 31, 2013 is as follows:

		June 30, 2014		December 31, 2013
Deferred Tax Assets:	$		$
Net Operating Loss Carry Forward		$32,900		$27,100
Less: Valuation allowance		$(32,900)		$(27,100)
Total Deferred Tax Asset		$-		$-

NOTE 9.

DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On April 1, 2014, the Company discontinued the pressure washing operations and disposed of the Company assets directly related to the pressure washing operations.

In the first quarter, sole director Andy Z. Fan determined that the pressure washing assets, which were under performing, were not significant to the Company, because the Company is considered a shell company, and therefore, the disposition of those assets would

Quick Link to Table of Contents

not be detrimental to the Company.  Therefore, upon director and shareholder approval, on April 1, 2014, the Company disposed of the pressure washing assets to an interested Shareholder in exchange for the Shareholder’s surrender of his 500,000 shares of Company stock to the Company.  The Shareholder also agreed to take over the lease payments on the leased vehicle. To compensate Director Fan for his efforts in disposing of the assets, Director Fan approved the transfer of the 500,000 shares received from the Shareholder to himself. This compensation was submitted to the Shareholders for a vote and was approved.

Accordingly, the Board  believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.

On May 5, 2014, then majority shareholder agreed to transfer 33,250,000 shares to an unrelated entity as part of a change in strategy for the Company.  Upon completion of this transfer, the entity immediately surrendered 29,500,000 shares back to the company for cancelation and transferred the remaining 3,750,000 shares to individuals including the new officers and directors of the Company.  On that same day, in exchange for the former majority shareholder’s forgiving the existing debt and transferring 33,250,000 of his shares, the Company co-signed a convertible promissory note with the former majority shareholder for $236,000.  The promissory note is payable in monthly installments beginning September 1, 2014, bears interest at an annual rate of 0.28%, and is convertible into company stock in the event of a default.  The Company also gave the former majority shareholder a warrant to purchase 1,250,000 shares of Company stock at $0.10 per share.

As of June 30, 2014, the Current Assets of and Liabilities of Discontinued Operations totaled $0.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

US Dollars	Six Months Ended June 30		Three Months Ended June 30
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Discontinued Revenues	$3,915	$22,560	$225	$9,085
Discontinued Expenses	16,431	26,410	8,977	18,365
Discontinued Income, Pre Tax	(12,516)	(3,850)	(8,752)	(9,280)
Gain (Loss) on Disposal of Operations, Pre Tax	(6,453)	5,600	(6,543)	5,600
Tax	-	-	-	-
Total Discontinued Operations, Net of Tax	$(18,969)	$1,750	$(15,205)	$(3,680)

NOTE 10.

SUBSEQUENT EVENTS

On June 11, 2014, the Company filed a Form D Notice of Exempt Offering of Securities.  A private placement memorandum was prepared offering our stock at $0.25 per share and the officers and directors of the Company began soliciting investors.  On July 9, 2014, the Company received a subscription agreement and $10,000 for the purchase of 40,000 shares of stock.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Ibex Advanced Mortgage Technology, Inc." "we," "us," or "our" and the "Company" are references to the business of Ibex Advanced Mortgage Technology, Inc.

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

General

IBEX ADVANCED MORTGAGE TECHNOLOGY INC. (“IBEX” “we”, “us” or the “Company”) is a Florida corporation, incorporated in May, 2006. In May of 2014 the company changed officers and directors and corporate direction.

Our objective is to operate a financial services platform that will interface with mortgage brokers to create financial efficiencies and generate substantial profits while remaining independent of extraneous market forces that could affect the profitability of our business. Once we acquire a mortgage bank, we will be able to utilize the proprietary software developed by our President and Chairman William Coleman. Our proposed mortgage bank operations (as a wholly owned subsidiary) will either grow organically or by acquisition as more fully described below.

All of our profit centers will operate independently of one another but under the direction of IBEX. We anticipate the mortgage bank operating on a wide basis through the Internet as well as brick and mortar operations. We expect to achieve revenues of over $58 million within the first two years of operation.  After we have reached our targeted level of revenue, we will implement synergistic and incremental value added strategies that we expect, together with continued acquisitions, will drive earnings and revenue growth.  We will also leverage a parent company structure to centralize financial and administrative operations that are not focused on direct client service.

The core element of our operating philosophy is to allow our profit centers to operate autonomously and to remain separate revenue generating segments. We expect to provide management of each profit center with a high degree of flexibility in responding to the market demands for our services.  We expect to provide each profit center with the scalable technology necessary to integrate a true electronic mortgagee market place.  We believe that integration needs to occur at the service level by creating a coordinated approach to management of money lines under the umbrella of an enterprise-wide technology based business model.

Employees

Quick Link to Table of Contents

As of June 30, 2014, we have no full time employees.

There are three (3) unpaid officers and directors who are responsible for all other aspects of the business activities.

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

Impairment of Long-Lived Assets

FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of ASC 360 has not materially affected the Company's reported earnings, financial condition or cash flows.

Results of Discontinued Operations

The following tables set forth key components of our results of operations and revenue for our last two fiscal years.

Table 2.0 Summary of Results of Operations

Period Ended:	Revenue	Expenses	Provision for Income Taxes	Net Income (Loss)
Six months Ended June 30, 2014	$3,915	$33,977	$0	$(33,196)
Six months Ended June 30, 2013	$22,560	$32,670	$0	$(10,110)
Year Ended December 31, 2013	$22,030	$58,217	$0	$(36,187)
Year Ended December 31, 2012	$54,165	$58,967	$0	$(4,802)

Quick Link to Table of Contents

The following table provides a summary of the results of operations for the three and six months ended June 30, 2014 and 2013.

Table 3.0 Comparison of our Statement of Operations

	For the six Months Ended June 30
		2014		2013	%Change
Revenue:
General and Administrative Expense		$14,227		$11,860	20%
Net Loss from Discontinued Operations		$18,969		$1,750	984%
Net Income (Loss)		$(33,196)		$(10,110)	228%
Income (Loss) Per Share: Basic and Diluted	$	$(0.00)	$	$(0.00)

	For the three Months Ended June 30
		2014		2013	%Change
Revenue:
General and Administrative Expense		$75		$6,935	(99%)
Net Loss from Discontinued Operations		$15,205		$3,680	313%
Net Income (Loss)		$(15,280)		$(10,615)	44%
Income (Loss) Per Share: Basic and Diluted		$(0.00)	$	$(0.00)

Income from Operations.

For the six months ended June 30, 2014, we had no revenue from the new business plan.  Revenue from discontinued operations was $3,915 in as compared to $22,560 for the same period in the previous year.

Operating Expenses.

During the six months ended June 30, 2014 we had a net loss from the discontinued operations of $18,969 compared to a net income of $1,750 for the six months ended June 30, 2013.  Our General and Administrative expenses remained relatively flat.

Net Income (Loss)

As a result of the factors described above, we show a net loss of $33,196 for the six months ended June 30, 2014 compared to a loss of $10,110 for the six months ended June 30, 2013.

Liquidity and Capital Resources

General. As of June 30, 2014 we had cash and cash equivalents of $0.

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

Our continuing operations used cash of $(22,090) for the six months ended June 30, 2014 as compared to $(15,689) for the six months ended June 30, 2013.

Cash generated in our financing activities was $15,245 for the six months ended June 30, 2014, compared to $12,000 during the comparable period in 2013.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $33,196 for the six months ended June 30, 2014 compared to the net loss of $10 110 for the six months ended June 30, 2013.  The Company is currently dependent on its ability to obtain investment capital and acquire a mortgage bank.  No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Quick Link to Table of Contents

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

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the six months ended June 30, 2014.  Management concluded that there has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that has materially affected or is reasonably likely to affect our internal control over financial reporting.  Management instituted a new policy to have only the Corporate Secretary manage and review all bank statements to correctly report all cash balances.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 6

EXHIBITS

Exhibit No.	Description
31

 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101

Financial statements from the quarterly report on Form 10-Q of Ibex Advanced Mortgage Technology, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBEX ADVANCED MORTGAGE TECHNOLOGY, INC.

Dated: August 14, 2014	/s/ WILLIAM S. COLEMAN
William S. Coleman
President, Principal Executive Officer, and Principal Accounting Officer