Form 10-Q/A
period 2014-06-30
IBEX ADVANCED MORTGAGE TECHNOLOGY, INC.
filed 2014-08-14
CIK 1561504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.   No changes have been made to the document, therefore the certifications have not been refiled.

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