Form 10-Q
period 2014-09-30
IBEX ADVANCED MORTGAGE TECHNOLOGY, INC.
filed 2014-12-12
CIK 1561504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(941) 926-7629
(Registrant's Telephone Number, Including Area Code)

TOP TO BOTTOM PRESSURE WASHING, INC.
(Registrant's former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑
The number of shares outstanding of each of the issuer's classes of common stock as of December 8, 2014: 7,488,000

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures
Part II – Other Information
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.
fka TOP TO BOTTOM PRESSURE WASHING, INC.
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$126	$6,845
Accounts Receivable	-	450
Prepaid Expenses	1,250	-
Assets of Discontinued Operations	-	11,147
Total Current Assets	1,376	18,442
Total Assets	$1,376	$18,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expense	$3,342	$1,626
Related Party Loan	236,000	27,000
Total Current Liabilities	239,342	28,626
Total Liabilities	239,342	28,626

Stockholders' Deficit:
Common Stock: $0.01 per share par value; 250,000,000 and 5,000,000 000 shares authorized, respectively; and 6,488,000 and 35,900,000 shares issued and outstanding, respectively	64,880	359,000
Additional Paid-in Capital	(168,589)	(296,917)
Accumulated Deficit	(134,257)	(72,267)
Total Shareholders' Deficit	(237,966)	(10,184)
Total Liabilities and Stockholders' Deficit	$1,376	$18,442

The accompanying footnotes are an integral part of the statements.

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.
fka TOP TO BOTTOM PRESSURE WASHING, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue:
Income	$-	$-	$-	$-

Operating Expenses:
General and Administrative	26,394	3,335	40,621	15,195
Total Operating Expenses	26,394	3,335	40,621	15,195

Net Loss from Operations	(26,394)	(3,335)	(40,621)	(15,195)

Net Loss From Discontinued Operations	(2,400)	(11,727)	(21,369)	(10,158)

Net Loss	$(28,794)	$(15,062)	$(61,990)	$(25,353)

Basic and Diluted Loss per Share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	6,458,435	14,432,609	19,818,960	8,775,458

The accompanying footnotes are an integral part of the statements.

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.
fka TOP TO BOTTOM PRESSURE WASHING, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(61,990)	$(25,353)

Adjustments to reconcile Net Loss to Net Cash used by operations:
Depreciation Expense	-	440
Stock Based Compensation	16,411	-
Gain on trade-in of vehicle used for prepayment of vehicle lease	-	(5,600)
Changes in Operating Assets and Liabilities:
Prepaid and other assets	(1,250)	(682)
Discontinued Operations	13,997	1,250
Accounts Payable and Accrued Expenses	1,716	(180)
Net Cash Flows Used by Operating Activities	(31,116)	(30,125)

Cash Flows from Financing Activities:
Loans from Shareholders	14,397	17,000
Proceeds from issuance of common shares	10,000	24,600
Total Cash from Financing Activities	24,397	41,600

Net increase (decrease) in cash and cash equivalents:	(6,719)	11,475
Cash and Cash Equivalents, Beginning of Period	6,845	7,121
Cash and Cash Equivalents, End of Period	$126	$18,596

Supplemental Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Non-Cash Financing Activities:
Loans from Shareholder converted into Common Stock	$194,603	$5,400

The accompanying footnotes are an integral part of the statements.

IBEX ADVANCED MORTAGE TECHNOLOGY, INC.
fka TOP TO BOTTOM PRESSURE WASHING, INC.
Notes to Financial Statements
September 30, 2014
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

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information regarding the Company's significant accounting policies, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended September 30, 2014 and 2013; (b) the financial position at September 30, 2014; and (c) cash flows for the nine months ended September 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates. Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's discontinued pressure washing operations had minimal sales and a net loss of $61,990 for the nine months ended September 30, 2014, compared to the net loss of $25,353 for the nine months ended September 30, 2013.

The Company changed its corporate strategy and direction during the quarter ended September 30, 2014, however, the Company's continuation is still a going concern and is dependent upon its ability to obtain clients and investment capital to fund at the new strategy and plan of operations. No assurance can be given that the Company will be successful in these efforts.

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

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2014, tax years 2013, 2012 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

The Company has adopted ASC 740-10, "Definition of Settlement in FASB Interpretation No. 48", ("ASC 740-10"), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

Net Earnings (Loss) Per Share
In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

Recent Accounting Pronouncements
The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

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

NOTE 4.                          PROPERTY AND EQUIPMENT

The Company disposed of the pressure washing property and equipment to an interested Shareholder during the nine months ended September 30, 2014. The disposed property consisted of equipment purchased for the production of revenues. Assets are depreciated over their useful lives when placed in service.  Property and equipment at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
Vehicles	$-	$17,936
Less accumulated depreciation	$-	$(16,418)
Property and Equipment, net	$-	$1,518

Assets are depreciated over their useful lives when placed in service.  A total of $0 and $440 of depreciation were expensed during the nine months ended September 30, 2014 and 2013, respectively.

The Company's obligation on its only leased equipment (a vehicle) was terminated in April 1, 2014 upon the sale of the Company's pressure washing assets.

NOTE 5.                          RELATED PARTY TRANSACTIONS

In the first quarter, sole director Andy Z. Fan determined that the pressure washing assets, which were under performing, were not significant to the Company since the Company is considered a shell company, and therefore, the disposition of those assets would not be detrimental to the Company.  Therefore, upon director and shareholder approval, on April 1, 2014, the Company disposed of the pressure washing assets to an interested Shareholder in exchange for the Shareholder's surrender of his 500,000 shares of Company stock to the Company.  The Shareholder also agreed to take over the lease payments on the leased vehicle. To compensate Director Fan for his efforts in disposing of the assets, Director Fan transferred the 500,000 shares received from the Shareholder to himself. The compensation was submitted to the Shareholders for a vote, and was approved.
The shareholders loan money to the Company as needed.   All Shareholder loans were forgiven on May 5, 2014 as part of the share purchase agreement between then majority shareholder and an unrelated entity.  On that same day, in exchange for the former majority shareholder's forgiving his existing debt and transfer of 33,250,000 of his shares, the Company co-signed a convertible promissory note with the former majority shareholder for $236,000.  The promissory note is payable in monthly installments beginning September 1, 2014, bears interest at an annual rate of 0.28%, and is convertible into company stock in the event of a default. During the period ended September 30, 2014, the Company accrued $270 interest on the loan.

NOTE 6.                          COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Leases And Facility
The Company leases office space in Sarasota, Florida on a month by month basis. The monthly rent is approximately $300.
The Company leased a vehicle with a 39 month term.  The monthly lease payment was $331. The vehicle lease was sold along with the pressure washing business in April, 2014.

Other Commitments
The Company enters into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  Other than the promissory Note between the Company and a major shareholder, there are no firm commitments as of September 30, 2014.

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

NOTE 7.                          STOCKHOLDERS' EQUITY

On June 23, 2014, the Board of Directors proposed and Shareholders approved amending the Articles of Incorporation to decrease the total authorized capital stock of the corporation to 250,000,000 shares.

Effective May 5, 2014, a shareholder surrendered 29,500,000 of its shares to the Company for cancellation and they were returned to the Company's authorized and unissued capital.

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

On July 9, 2014, the Company issued 40,000 to a non-affiliated investor for $10,000 cash.

On August 20, 2014, the Company issued 48,000 shares to two non-affiliated service providers for service with fair value of $12,000.

At September 30, 2014, 6,488,000 shares of common stock were issued and outstanding.

NOTE 8.                          INCOME TAX

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	September 30, 2014	September 30, 2013
Tax Benefit at the Statutory Rate	$(21,077)	$(8,620)
State Income Taxes, Net of Statutory Rate	$(2,232)	$(913)
Change in Valuation Allowance	$23,308	$9,533
Total	$-	$-
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
As of September 30, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.
The Company's net deferred tax asset as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
Deferred Tax Assets:	$		$
Net Operating Loss Carry Forward		$50,481		$27,100
Less: Valuation allowance		$(50,481)		$(27,100)
Total Deferred Tax Asset		$-		$-

NOTE 9.                          DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On April 1, 2014, the Company discontinued the pressure washing operations and disposed of the Company assets directly related to the pressure washing operations.

In the first quarter, sole director Andy Z. Fan determined that the pressure washing assets, which were under performing, were not significant to the Company, because the Company is considered a shell company, and therefore, the disposition of those assets would not be detrimental to the Company.  Therefore, upon director and shareholder approval, on April 1, 2014, the Company disposed of the pressure washing assets to an interested Shareholder in exchange for the Shareholder's surrender of his 500,000 shares of Company stock to the Company.  The Shareholder also agreed to take over the lease payments on the leased vehicle. To compensate Director Fan for his efforts in disposing of the assets, Director Fan approved the transfer of the 500,000 shares received from the Shareholder to himself. This compensation was submitted to the Shareholders for a vote and was approved.

Accordingly, the Board  believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.

On May 5, 2014, then majority shareholder agreed to transfer 33,250,000 shares to an unrelated entity as part of a change in strategy for the Company.  Upon completion of this transfer, the entity immediately surrendered 29,500,000 shares back to the company for cancelation and transferred the remaining 3,750,000 shares to individuals including the new officers and directors of the Company.  On that same day, in exchange for the former majority shareholder's forgiving the existing debt and transferring 33,250,000 of his shares, the Company co-signed a convertible promissory note with the former majority shareholder for $236,000.  The promissory note is payable in monthly installments beginning September 1, 2014, bears interest at an annual rate of 0.28%, and is convertible into company stock in the event of a default. In 2014 September, the Company renegotiated terms (Amendment 2) of the promissory note to extend the first installment from September 1, 2014 to November 1, 2014 and the maturity date from June 1, 2015 to August 1, 2015.

During the period ended September 30, 2014, the Company accrued $270 interest on the loan. The Company also gave the former majority shareholder a warrant to purchase 1,250,000 shares of Company stock at $0.10 per share.

As of September 30, 2014, the Current Assets of and Liabilities of Discontinued Operations totaled $0.

Summary of results of discontinued operations is as follows:

Summary of Results of Discontinued Operations

	Three Months Ended September 30		Nine months Ended September 30
	2014	2013	2014	2013
US Dollars	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Discontinued Revenues	$-	$4,398	$3,915	$26,958
Discontinued Expenses	2,400	16,125	18,831	42,716
Discontinued Income, Pre Tax	(2,400)	(11,727)	(14,916)	(15,758)
Gain (Loss) on Disposal of Operations, Pre Tax	-	-	(6,453)	5,600
Tax	-	-	-	-
Total Discontinued Operations, Net of Tax	$(2,400)	$(11,727)	$(21,369)	$(10,158)

NOTE 10.                          SUBSEQUENT EVENTS

The $236,000 Promissory Note agreement was renegotiated (Amendment 3) on November 28, to extend the deadline of all initial payments of principal and interest to February 27, 2015.  As consideration, the Company issued 1,000,000 shares of the Company's common stock to the former shareholder on November 28, 2014.  For additional consideration, the CEO has pledged of 3,000,000 shares of his personal common stock pursuant to a Pledge Agreement should the note terms in Amendment 3 not be satisfied as of February 27, 2015.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

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

General

IBEX ADVANCED MORTGAGE TECHNOLOGY INC. ("IBEX" "we", "us" or the "Company") is a Florida corporation, incorporated in May, 2006. In June of 2014 the company changed officers and directors and corporate direction.

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

Employees

As of September 30, 2014, we have no full time employees.

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

Results of Discontinued Operations

The following tables set forth key components of our results of operations and revenue for our last two fiscal years.

Table 2.0 Summary of Results of Operations

Period Ended:	Revenue From Discontinued Operations	Expenses	Income Taxes	Net Income (Loss)
Nine months Ended September 30, 2014	$3,915	$65,905	$-	$(61,990)
Nine months Ended September 30, 2013	$26,958	$52,311	$-	$(25,353)
Year Ended December 31, 2013	$22,030	$58,217	$-	$(36,187)
Year Ended December 31, 2012	$54,165	$58,967	$-	$(4,802)

The following table provides a summary of the results of operations for the three and nine months ended September 30, 2014 and 2013.

Table 3.0 Comparison of our Statement of Operations

	For the three months Ended September 30
	2014	2013	%Change
Revenue:	$-	-
General and Administrative Expense	$26,394	$3,335	691%
Net Loss from Discontinued Operations	$2,400	$11,727	(80%)
Net Loss	$(28,794)	$(15,062)	91%
Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

	For the nine months Ended September 30
	2014	2013	%Change
Revenue:	$-	-
General and Administrative Expense	$40,621	$15,195	167%
Net Loss from Discontinued Operations	$21,369	$10,158	110%
Net Loss	$(61,990)	$(25,353)	145%
Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Income from Operations.
For the nine months ended September 30, 2014, we had no revenue from the new business plan.  Revenue from discontinued operations was $3,915 in as compared to $26,958 for the same period in the previous year.

Operating Expenses.
During the nine months ended September 30, 2014 we had general and administrative expenses for operations of $40,621 and net loss of $21,369 from discontinued operations, compared to general and administrative expenses for operations of $15,195 and net loss of $10,158 from discontinued operations for the nine months ended September 30, 2013.

Net Income (Loss)
As a result of the factors described above, we show a net loss of $61,990 for the nine months ended September 30, 2014 compared to a loss of $25,353 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

General. As of September 30, 2014 we had cash and cash equivalents of $126.

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
Our continuing operations used cash of $33,516 for the nine months ended September 30, 2014 as compared to $30,125 for the nine months ended September 30, 2013.
Cash generated in our financing activities was $26,797 for the nine months ended September 30, 2014, compared to $41,600 during the comparable period in 2013.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $61,990 for the nine months ended September 30, 2014 compared to the net loss of $25,353 for the nine months ended September 30, 2013.  The Company is currently dependent on its ability to obtain investment capital and acquire a mortgage bank.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2014.  Management concluded that there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected or is reasonably likely to affect our internal control over financial reporting.  Management instituted a new policy to have only the Corporate Secretary manage and review all bank statements to correctly report all cash balances.

PART II – OTHER INFORMATION
ITEM 6                  EXHIBITS
Exhibit No.	Description
31.1
 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101
Financial statements from the quarterly report on Form 10-Q of Ibex Advanced Mortgage Technology, Inc. for the quarter ended September 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBEX ADVANCED MORTGAGE TECHNOLOGY, INC.

Dated: December 12, 2014	/s/ WILLIAM S. COLEMAN
William S. Coleman
President, Principal Executive Officer, and Principal Accounting Officer